Form 10-Q
period 2020-09-30
Parasol Investments Corp
filed 2020-11-16
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	5,000,000
(Class)	Outstanding at November 16, 2020

PARASOL INVESTMENTS CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

TABLE OF CONTENTS

		Page

Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report		ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Balance Sheet as of September 30, 2020 (Unaudited)	2

	Condensed Statements of Operations (Unaudited) for the Three Months Ended September 30, 2020 and for the Period May 13, 2020 (Inception) to September 30, 2020	3

	Condensed Statements of Changes in Stockholders’ (Deficit) (Unaudited) for the Three Months Ended September 30, 2020 and for the Period May 13, 2020 (Inception) to September 30, 2020	4

	Condensed Statement of Cash Flows (Unaudited) for the Period May 13, 2020 (Inception) to September 30, 2020	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	12

PART II - OTHER INFORMATION		13

Item 1.	Legal Proceedings.	13

Item 1A.	Risk Factors.	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3.	Defaults Upon Senior Securities.	13

Item 4.	Mine Safety Disclosure.	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	13

Signatures		14

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

ii

PARASOL INVESTMEN TS CORPORATION

September 30, 2020

PARASOL INVESTMENTS CORPORATION

CONDENSED BALANCE SHEET

(Unaudited)

September 30,
2020
ASSETS

Current assets
Cash	$4,123
Total current assets	4,123

Total assets	$4,123

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$7,212
Note payable - stockholder	10,000
Total current liabilities	17,212

Total liabilities	17,212

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, none issued	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 5,000,000 shares issued and outstanding	500
Accumulated deficit	(13,589)

Total stockholders’ deficit	(13,089)

Total liabilities and stockholders’ deficit	$4,123

See accompanying notes to condensed financial statements

PARASOL INVESTMENTS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,	For the Period May 13, 2020 (Inception) to September 30,
	2020	2020

Revenue	$—	$—

General and administrative expenses	12,647	13,589

Loss from operations	(12,647)	(13,589)

Net loss	$(12,647)	$(13,589)

Loss from operations	$(12,647)	$(13,589)

Loss per common share - basic and dilutive net loss	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and dilutive	5,000,000	5,000,000

See accompanying notes to condensed financial statements

PARASOL INVESTMENTS CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

(Unaudited)

For the three months ended September 30, 2020

	Preferred Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit

Balance, July 1, 2020	-	$-	5,000,000	$500	$(942)	$(442)

Net loss	-	-	-	-	(12,647)	(12,647)

Balance, September 30, 2020	-	$-	5,000,000	$500	$(13,589)	$(13,089)

For the period May 13, 2020 (Inception) to September 30, 2020

	Preferred Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit

Balance, May 13, 2020	-	$-	-	$-	$-	$-

Sale of common shares	-	-	5,000,000	500	-	500

Net loss	-	-	-	-	(13,589)	(13,589)

Balance, September 30, 2020	-	$-	5,000,000	$500	$(13,589)	$(13,089)

See accompanying notes to condensed financial statements

PARASOL INVESTMENTS CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

For the period May 13, 2020 (Inception) to September 30, 2020

(Unaudited)

Cash flows from operating activities:
Net loss	$(13,589)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in accounts payable and accrued expenses	7,212
Formation costs paid by stockholder on behalf of the Company in exchange for common stock	475

Net cash (used in) operating activities	(5,902)

Cash flows from financing activities:
Proceeds from the sale of common stock	25
Proceeds from stockholder note	10,000

Net cash provided by financing activities	10,025

Net increase in cash	4,123

Cash, beginning of period	-

Cash, end of period	$4,123

Non-cash investing and financing activities:
Formation costs paid by stockholder on behalf of the Company in exchange for common stock	$475

See accompanying notes to condensed financial statements

PARASOL INVESTMENTS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

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

Note 3. Capital Stock

Preferred Stock

As of September 30, 2020, the Company has 10,000,000 shares of preferred stock, par value of $0.0001, authorized and none issued or outstanding.

Common Stock

As of September 30, 2020, the Company has 50,000,000 shares of common stock, par value of $0.0001, authorized and has issued 5,000,000 shares of its $0.0001 par value common stock for $500 to the founders of the Company.

Note 4. Income Taxes

As of September 30, 2020, the Company has approximately $2,900 in gross deferred tax assets resulting from net operating loss carry-forwards of $13,589 available to offset future taxable income through 2040 subject to the change in ownership provisions under IRC 382. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related tax benefits is uncertain.

The difference between the tax provision at the statutory federal income tax rate on September 30, 2020, and the tax provisions attributable to loss before income taxes is as follows:

Statutory federal income taxes	21.0%
Valuation allowance	(21.0)%
Effective income tax rate, net	-

Note 5. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable - Stockholder

On May 14, 2020, the Company issued a promissory note (the “Note”) to a stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. The Note is non-interest bearing unless an event of default occurs. As of September 30, 2020, the amount due under the note payable was $10,000.

Note 6. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $13,589, has negative working capital of approximately $13,089, and has a stockholders’ deficit of approximately $13,089 as of September 30, 2020. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of September 30, 2020, the Company had $4,123 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available.

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

As of the date of this Form 10-Q, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business opportunities for the Company.

Liquidity and Capital Resources

As of September 30, 2020, the Company had total assets equal to $4,123 comprised exclusively of cash. The Company’s current liabilities as of September 30, 2020 totaled $17,212 comprised of accounts payable and accrued expenses and amounts due under a note payable to a shareholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the period May 13, 2020 (inception) to September 30, 2020:

Net Cash (Used In) Operating Activities	$(5,902)
Net Cash Provided by Financing Activities	$10,025
Net Change in Cash	$4,123

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

Issuance of Promissory Note to a Stockholder and Director

On May 14, 2020, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of September 30, 2020, the total amount due under the note was $10,000.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 13, 2020 (Inception) through September 30, 2020. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended September 30, 2020, the Company had a net loss of $12,647 comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses.

For the period May 13, 2020 (inception) to September 30, 2020, the Company had a net loss of $13,589 comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 16, 2020	PARASOL INVESTMENTS CORPORATION

	By:	/s/ Ian Jacobs
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