Form 10-K
period 2020-12-31
Parasol Investments Corp
filed 2021-02-19
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-56181

Parasol Investments Corporation

(Exact name of registrant as specified in charter)

Delaware	85-1083654
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2255 Glades Road, Suite 324A, Boca Raton, Florida 33431

(Address of principal executive offices and Zip Code)

(561) 989-2208

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2020, there were no non-affiliate holders of common stock of the registrant. As of June 30, 2020, there were 5,000,000 shares of common stock, par value $0.0001, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-K. In particular, these include statements relating to future actions, future performance, anticipated expenses, or projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward- looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, or joint ventures we may make or collaborations or strategic partnerships we may enter into.

You should read this Form 10-K and the documents that we have filed as exhibits to this Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise stated or the context otherwise requires, the terms “Parasol Investments Corporation,” “we,” “us,” “our,” the “Registrant” and the “Company” refer collectively to Parasol Investments Corporation.

ii

PART I

Item 1. Business

Parasol Investments Corporation was incorporated in the State of Delaware on May 13, 2020. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination.   The business purpose of the Company is to seek the acquisition of or merger with, an existing company. The Company selected December 31st as its fiscal year end.

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. As of December 31, 2020, the Company had $8,441 in cash, and its auditors have issued an opinion raising substantial doubt about its ability to continue as a going concern. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. The Company’s plan of operation for the remainder of the fiscal year and beyond such time shall be to continue its efforts to locate suitable acquisition candidates. As of the date of this filing, the Company has not identified any specific milestones to be achieved by any specific date.

During the remainder of the fiscal year and beyond such time, we anticipate incurring costs related to the filing of Exchange Act reports, and investigating, analyzing and consummating an acquisition. We believe we will be able to meet these costs through the use of funds to be loaned by or invested in us by our stockholders, management or other investors. Our management and stockholders have indicated their intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, there are no agreements in effect between the Company and our management and stockholders specifically requiring that they provide any funds to the Company. As a result, there are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management. As of the date of this filing, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. While the Company has limited assets and no revenues, the Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek out a target company in any type of business, industry or geographical location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)	potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	strength and diversity of management, either in place or scheduled for recruitment;

(d)	capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	the cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)	the extent to which the business opportunity can be advanced; and

(g)	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based on reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant’s limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations.

In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies and our limited personnel and financial resources. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management an inspection of its facilities, as necessary and a review of financial and other information, which is made available to us.

This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or other such professionals. As of the date of this filing, the Company has not specifically identified any third parties that it may engage. The costs associated with hiring third parties as required to complete a business combination may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company.

While the Company does not intend to retain any entity to act as a “finder”, the Company’s management, through its various contacts and affiliations with other entities, including Montrose Capital Partners Limited (“Montrose Capital”), a privately held company that focuses on identifying public markets venture capital investment opportunities in high-growth early-stage companies, may assist in making introductions to candidates for a potential business combination. Montrose Capital is sector agnostic; through its principal owners, it has identified and invested in a wide spectrum of global industries, including biotechnology, specialty pharmaceuticals, medical devices, robotics, and technology. Montrose Capital may further assist the Company with due diligence by identifying a business combination target. Ian Jacobs, a stockholder and director and the sole officer of the Company, is an associate of Montrose Capital. Mark Tompkins, a stockholder and director of the Company, is an officer and principal owner of Montrose Capital. Except as described herein, there are currently no other agreements or preliminary understandings between us and Montrose Capital. As of the date of this filing, Montrose Capital has not introduced any specific candidate for a potential business combination to the Company.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The costs of a business combination transaction will be determined by the following factors: (1) the amount of time it takes to complete a business combination, (2) the location of the target company, (3) the size and complexity of the business of the target company, (4) whether current stockholders of the Company will retain equity in the Company, (5) the scope of the due diligence investigation required, (6) the involvement of the Company’s auditors in the transaction, (7) possible changes in the Company’s capital structure in connection with the transaction, and (8) whether funds may be raised contemporaneously with the transaction. The time and costs required to complete a business combination can be estimated once a business combination target has been identified. Any costs incurred with respect to the evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Through information obtained from industry professionals including attorneys, investment bankers, and other consultants with experience in the reverse merger industry, the Company is aware that there are hundreds of shell companies seeking a business combination target. As a result, the Company believes it is in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. Many established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

In addition, management is currently involved with other blank check companies—namely, Patricia Acquisition Corp., Laffin Acquisition Corp. and Parc Investments, Inc., and may become associated with additional blank check companies at any time in the future. As a result, conflicts may arise during the pursuit of business combinations with other such companies with which our management is involved or may become involved with in the future if we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same business opportunity.

At this time, the Company has not identified any specific factors or criteria that will be used to determine which entity will proceed with a proposed transaction in the event of a conflict of interest. Management reserves the right to use any such criteria as it determines to be relevant at the time a proposed transaction is presented. However, in the event a conflict of interest arises in connection with the identification of a proposed business transaction, the Company’s management and board of directors will use their reasonable judgment and intend to take all such actions as may be required in order to satisfy its fiduciary duties. At this time, our management has not identified any specific conflicts of interests.

We presently have no employees apart from our management. Our officer and directors are engaged in outside business activities and are employed on a full-time basis by other companies. Our officer and directors will be dividing their time amongst these entities and anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day; therefore, the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as an officer and/or director of the Company, and believes that it will be able to devote the time required to consummate a business combination transaction as necessary.

We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Form of Acquisition

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of its Common Stock or other securities of the Registrant, which could result in substantial dilution to the equity of stockholders of the Registrant immediately prior to the consummation of a transaction. Although the terms of any such transaction have not been identified and cannot be predicted, it is expected that any business combination transaction the Company may enter into would be structured as a “tax free” reorganization. It should be noted that the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon the transaction meeting certain statutory and non-statutory requirements.

There are different types of statutory requirements for each type of tax-free reorganization and thus each transaction must be reviewed carefully to determine its eligibility for a tax-free reorganization. One of the statutory requirements in a tax-free reorganization is that at least a certain percentage of the total consideration in the transaction must be voting stock of the acquirer corporation. This could result in substantial dilution to the equity of those who were stockholders of the Registrant prior to such reorganization. In addition, post-transaction dispositions of Registrant’s stock received as consideration could have implications for the tax-free nature of the transaction in question. The Company does not intend to supply disclosure to stockholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation. In the event a proposed business combination involves a change in majority of directors of the Company, the Company will file and provide to stockholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. This Form 8-K will include complete disclosure of the target company, including audited financial statements.

The present stockholders of the Registrant will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant’s directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity of obtaining such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

The Company intends to search for a target for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. Due to our management’s affiliation with Montrose Capital, we expect that Montrose Capital may be able to assist the Company in identifying a business combination target for us. We currently do not have any agreements or preliminary agreements between us and any other entities including but not limited to Montrose Capital.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. The costs that will be incurred are difficult to determine with any degree of specificity at this time, as such costs are expected to be dependent on factors such as (1) the amount of time it takes to identify and complete a business combination transaction; (2) the location, size and complexity of the business of the target company; (3) whether current stockholders of the Company will retain equity in the Company; (4) the scope of the due diligence investigation required; (5) the involvement of the Company’s auditors in the transaction; (6) possible changes in the Company’s capital structure in connection with the transaction; (7) and whether funds may be raised contemporaneously with the transaction. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred. Other than as described below, the Company has not established a timeline with respect to the identification of a business combination target.

Recent Development—Proposed Share Exchange

On February 9, 2021, the Company filed with the SEC a Schedule 14F-1 Information Statement relating to an anticipated change in the composition of its board of directors that is expected to occur in connection with a proposed share exchange to be completed by and among the Company, SmartKem Limited (“SmartKem”) and the shareholders of SmartKem, pursuant to which the shareholders of SmartKem would exchange their shares of SmartKem for shares of our Common Stock (the “Exchange”), with SmartKem becoming the Company’s wholly-owned subsidiary, after which the Company would continue the business of SmartKem. The Exchange would occur pursuant to a Share Exchange Agreement expected to be entered into by and among the Company, SmartKem and the shareholders of SmartKem (the “Exchange Agreement”).

SmartKem is a pioneer in the development of materials and processes used to make organic thin-film transistors (OTFTs) for the manufacture of flexible electronics.

Pursuant to the terms of the proposed Exchange Agreement, it is expected that all outstanding shares of SmartKem will be converted into shares of our Common Stock, such that the holders of SmartKem equity before the proposed Exchange will own approximately 84% of the outstanding shares of our Common Stock after the Exchange (before giving effect to a potential private placement offering of Common Stock by the Company that we expect will be consummated simultaneously with or immediately after the proposed Exchange), resulting in a change of control of the Company. Completion of a private placement financing is expected to be a condition to completion of the Exchange.

Certain other information regarding the proposed Exchange and proposed changes to the management and share ownership of the Company is set forth in the Schedule 14F-1, as amended.

The foregoing description of the proposed Exchange Agreement and potential Common Stock private placement and related matters does not purport to be complete and is qualified in its entirety by the terms of the actual Exchange Agreement and of terms and documentation for a private placement, none of which has yet been completed and executed. The proposed Exchange is expected to be subject to satisfaction of a number of other conditions precedent, and there can be no assurance that the Exchange Agreement will be signed or that the Exchange or Common Stock private placement will be consummated or other such conditions satisfied. If and when the Exchange Agreement is signed, it will be further described in, and filed by the Company with the SEC as an exhibit to, a Current Report on Form 8-K. If and when a Common Stock private placement is consummated, it will be further described in, and material agreements relating thereto will be filed by the Company with the SEC as exhibits to, a Current Report on Form 8-K.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved.

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

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues are $1.07 billion or more, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second quarter of any fiscal year following the anniversary of the initial reporting.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Given the limited need of the Company, management believes that the office space is more than suitable and adequate. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

There are presently no pending legal proceedings to which the Company or any of its property is subject, or any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities is a party or has a material interest adverse to the Company, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 60,000,000 shares of capital stock, of which 50,000,000 are shares of Common Stock and 10,000,000 are shares of Preferred Stock. As of the date of filing this Form 10-K, 5,000,000 shares of Common Stock and zero shares of Preferred Stock were issued and outstanding and the Company had two stockholders of record.

Common Stock

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Company’s board of directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

There is currently no public market for our Common Stock. Furthermore, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business. However, we cannot guarantee our Common Stock will ever be listed on any exchange or approved for quotation on any over-the-counter market.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power, or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has not authorized any securities for issuance under an equity incentive plan.

Recent Sales of Unregistered Securities

On May 14, 2020, the Company issued 4,750,000 shares of Common Stock to Mark Tompkins for a purchase price of $475 representing amounts advanced by Mr. Tompkins to counsel for the Company in connection with the formation and organization of the Company, and 250,000 shares of Common Stock to Ian Jacobs for a cash purchase price equal to $25, pursuant to the terms and conditions set forth in a Common Stock Purchase Agreement with each person.

On May 14, 2020, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of December 31, 2020, the total amount due under the note was $20,000.

The proceeds from the sale of the securities described above will be, and have been, used for working capital and general and administrative expenses. No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued. The sale of the securities identified above were made pursuant to a privately negotiated transaction that did not involve a public offering of securities and, accordingly, was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and the rules promulgated thereunder.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview of our Business

Parasol Investments Corporation was incorporated in the State of Delaware on May 13, 2020. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10 with the SEC on July 13, 2020, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

In addition, the Company is an “emerging growth company,” as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Exchange Act to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

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

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues equal $1.07 billion or more, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the remainder of the fiscal year shall be to continue its efforts to locate suitable acquisition candidates. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with funds to be loaned to or invested in us by our stockholders, management or other investors.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months, we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and

(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. On May 14, 2020, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of December 31, 2020, the total amount due under the note was $20,000. We currently have no other agreements or specific arrangements in place with our stockholders, management or other investors.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

The Company, as of December 31, 2020, had $8,441 in cash and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $40,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with the Company will provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. There is no assurance that we will in fact have access to additional capital or financing as a public company. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business we select for a potential business combination may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky. While the Company is in a competitive market with a small number of business opportunities, through information obtained from industry professionals including attorneys, investment bankers, and other consultants with experience in the reverse merger industry, our management believes that there are opportunities for a business combination with firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. However, we contemplate that Montrose Capital may introduce business combination opportunities to us. There are currently no agreements or preliminary agreements between us and Montrose Capital.

We have not established a specific timeline nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities, including Montrose Capital, will locate a business combination target. We expect that funds in the amount of approximately $40,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our management and stockholders have indicated an intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements, however, there are no agreements in effect between the Company and our management or stockholders specifically requiring they provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had total assets equal to $8,441 comprised exclusively of cash. The Company’s current liabilities as of December 31, 2020, totaled $29,000 comprised of accounts payable and accrued expenses and amounts due under a note payable to a shareholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the period May 13, 2020 (inception) to December 31, 2020:

Net Cash (Used In) Operating Activities	$(11,584)
Net Cash Provided by Financing Activities	$20,025
Net Change in Cash	$8,441

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

Issuance of Promissory Note to a Stockholder and Director

On May 14, 2020, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of December 31, 2020, the total amount due under the note was $20,000.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 13, 2020 (Inception) through December 31, 2020. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operations for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the period May 13, 2020 (inception) to December 31, 2020, the Company had a net loss of $21,059 comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses.

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

Fiscal Year

Our fiscal year ends on December 31.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Please see the financial statements beginning on page F-1 located in this Annual Report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As the Company is a shell company with no or nominal business operations, Mr. Jacobs would immediately become aware of matters that would require disclosure under the Exchange Act.

In connection with the preparation of this Form 10-K, management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework version 2013. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, regarding internal controls over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a “smaller reporting company” as defined by Item 10 of Regulation S-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the period covered by this 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)
Ian Jacobs	44	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Mark Tompkins	57	Director

Ian Jacobs has served as the Company’s President, Secretary, Chief Executive Officer, Chief Financial Officer and Director since inception. Mr. Jacobs has also served as President, Secretary, Chief Executive Officer, Chief Financial Officer and a Director of Parc Investments, Inc., since August 21, 2020, and of Laffin Acquisition Corp. and of Patricia Acquisition Corp since November 9, 2020. Mr. Jacobs previously served as the President, Secretary, Chief Executive Officer, Chief Financial Officer and Director of Max-1 Acquisition Corporation, now known as Exicure, Inc., from February 2017 until September 2017, of Lola One Acquisition Corporation, now known as Amesite Inc., from April 2017 until April 2018, of Peninsula Acquisition Corporation, now known as Transphorm, Inc., from June 2017 to February 2020, of Olivia Ventures, Inc., now known as Compass Therapeutics, Inc., from March 2018 to June 2020, and of Malo Holdings Corporation, now known as Augmedix, Inc., from December 2018 to October 2020. Mr. Jacobs has also been an associate of Montrose Capital Partners Limited, or Montrose Capital, since 2008. Montrose Capital is a privately held company, which focuses on identifying public markets venture capital investment opportunities in high growth early stage companies. Montrose Capital is a sector agnostic privately held firm which has identified and invested, through its principal owners, in a wide spectrum of global industries, including in biotechnology, specialty pharmaceuticals, medical devices, robotics, and technology. Mr. Jacobs received a B.S. in Finance from the University of South Florida. Mr. Jacobs’ past experience identifying investment opportunities and investing in early stage companies will be beneficial to the Company as it seeks to identify a business combination target which led to the conclusion that he should serve as a director of the Company.

Mark Tompkins has served as a director of the Company since inception. Mr. Tompkins has also served as a Director of Parc Investments, Inc., since August 21, 2020, and of Laffin Acquisition Corp. and of Patricia Acquisition Corp since November 9, 2020. Mr. Tompkins previously served as a Director of Max-1 Acquisition Corporation, now known as Exicure, Inc., from February 2017 until September 2017, of Lola One Acquisition Corporation, now known as Amesite Inc., from April 2017 until April 2018, of Peninsula Acquisition Corporation, now known as Transphorm, Inc., from June 2017 to February 2020, of Olivia Ventures, Inc., now known as Compass Therapeutics, Inc., from March 2018 to June 2020, and of Malo Holdings Corporation, now known as Augmedix, Inc., from December 2018 to October 2020. Mr. Tompkins is a founder of Montrose Capital and has served as its President since its inception in 2001. Montrose Capital is a privately held company, which focuses on identifying public markets venture capital investment opportunities in high growth early stage companies. Montrose Capital is a sector agnostic privately held firm which has identified and invested, through its principal owners, in a wide spectrum of global industries, including in biotechnology, specialty pharmaceuticals, medical devices, robotics, and technology. Mr. Tompkins’ past experience identifying investment opportunities and investing in early stage companies will be beneficial to the Company as it seeks to identify a business combination target which led to the conclusion that he should serve as a director of the Company.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

Committees

The Company does not have any standing committees.

Conflicts of Interest

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by stockholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has two persons who are the only stockholders and who serve as the directors and officers. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of a Code of Ethics at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are no activities or transactions which would be subject to this code. At the time the Company enters into a business combination, the current officers and directors will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of two stockholders who serve as the corporate directors and officers. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional stockholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only two stockholders of the Company, there is no established process by which stockholders to the Company can nominate members to the Company’s board of directors. Similarly, however, at such time as the Company has more stockholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for stockholder nomination of members to the Company’s board of directors.

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its named executive officer and directors during the period from inception (May 13, 2020) through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Ian Jacobs(1)	2021	None	None	None	None	None
President, Secretary, Chief Financial Officer and Director	2020	None	None	None	None	None
Mark Tompkins(2)	2021	None	None	None	None	None
Director	2020	None	None	None	None	None

(1)	Ian Jacobs was appointed to serve as President, Secretary, Chief Executive Officer, Chief Financial Officer and a director of the Company on May 13, 2020.
(2)	Mark Tompkins was appointed to serve as a director of the Company on May 13, 2020.

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s named executive officers. The Company’s officer and directors have not received any cash or other compensation since inception through the date of this filing. No compensation of any nature has been paid for on account of services rendered by a director in such capacity.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Except as otherwise disclosed herein, there are currently no understandings or agreements regarding compensation our management will receive after a business combination.

Compensation Committee

The Company does not have a standing compensation committee or a committee performing similar functions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this filing, the number of shares of Common Stock owned of record and beneficially by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, (ii) each director and named executive officer of the Company and (iii) all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and Named Executive Officers:
Mark Tompkins(1) App 1, Via Guidino 23 6900 Lugano-Paradiso Switzerland	4,750,000	95%
Ian Jacobs(2)	250,000	5%
2255 Glades Road, Suite 324A Boca Raton, FL 33431
All Directors and Officers as a Group (2 individuals)	5,000,000	100%
Other More than 5% Stockholders:
N/A	-	-

(1)	Mark Tompkins serves as a director of the Company.
(2)	Ian Jacobs serves as President, Secretary, Chief Executive Officer, Chief Financial Officer and a director of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under an equity incentive plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On May 14, 2020, the Company issued (i) an aggregate of 4,750,000 shares of Common Stock to Mark Tompkins, a director of the Company, for an aggregate purchase price equal to $475 representing amounts advanced by Mr. Tompkins to counsel for the Company in connection with the formation and organization of the Company and (ii) an aggregate of 250,000 shares of Common Stock to Ian Jacobs, an officer and director of the Company, for an aggregate cash purchase price equal to $25, pursuant to the terms and conditions set forth in the Common Stock Purchase Agreement with each person. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On May 14, 2020, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. No interest shall accrue on the outstanding principal amount of the note unless an Event of Default (as defined in the note) occurs. In the event that an Event of Default has occurred, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of December 31, 2020, Mr. Tompkins has advanced $20,000 to the Company to cover expenses incurred by the Company.

The Company currently uses the office space and equipment of its management at no cost.

Item 14. Principal Accounting Fees and Services.

Raich Ende Malter & Co. LLP is the Company’s independent registered public accounting firm. Set below are aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered from inception to December 31, 2020.

Audit Fees

The fees for the audit services billed and to be billed by Raich Ende Malter & Co. LLP from inception to December 31, 2020, amounted to $15,000.

Audit-Related Fees

There were no audit-related fees billed by Raich Ende Malter & Co. LLP from inception to December 31, 2020.

Tax Fees

The fees for the tax services billed and to be billed by Raich Ende Malter & Co. LLP for professional services for tax compliance, tax advice, and tax planning from inception to December 31, 2020, amounted to $0 and $2,000, respectively.

All Other Fees

There were no fees billed by Raich Ende Malter & Co. LLP for other products and services from inception to December 31, 2020.

Audit Committee’s Pre-Approval Process

The Company does not have a standing audit committee or a committee performing similar functions.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

We have filed the following documents as part of this Form 10-K:

1.	Financial Statements:

2.	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from corresponding numbered exhibit in the Company’s registration Statement on Form 10 filed with SEC on July 13, 2020)

3.2	By-Laws (incorporated by reference from corresponding numbered exhibit in the Company’s registration Statement on Form 10 filed with SEC on July 13, 2020)

10.1	Promissory Note issued by the Company to Mark Tompkins, dated May 14, 2020 (incorporated by reference from corresponding numbered exhibit in the Company’s registration Statement on Form 10 filed with SEC on July 13, 2020)

10.2	Common Stock Purchase Agreement by and between the Company and Mark Tompkins, dated May 14, 2020 (incorporated by reference from corresponding numbered exhibit in the Company’s registration Statement on Form 10 filed with SEC on July 13, 2020)

10.3	Common Stock Purchase Agreement by and between the Company and Ian Jacobs, dated May 14, 2020 (incorporated by reference from corresponding numbered exhibit in the Company’s registration Statement on Form 10 filed with SEC on July 13, 2020)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9 06 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARASOL INVESTMENTS CORPORATION.

Dated: February 19, 2021	By:	/s/ Ian Jacobs
Ian Jacobs
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Ian Jacobs	President, Secretary, Chief Financial Officer, and	February 19, 2021
	Ian Jacobs	Director (Principal Executive Officer, Principal
Financial Officer, and Principal Accounting Officer)

By:	/s/ Mark Tompkins	Director	February 19, 2021
Mark Tompkins

PARASOL INVESTMENTS CORPORATION
December 31, 2020
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Parasol Investments Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Parasol Investment Corporation (the Company) as of December 31, 2020, and the related statement of operations, changes in stockholders’ deficit, and cash flows for the period May 13, 2020 (Inception) to December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period May 13, 2020 (Inception) to December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses from inception, has negative working capital, and a stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Raich Ende Malter & Co. LLP

We have served as the Company’s auditor since 2020.

Melville, New York
February 18, 2021

PARASOL INVESTMENTS CORPORATION
BALANCE SHEET

December 31, 2020
ASSETS

Current assets
Cash	$8,441
Total current assets	8,441

Total assets	$8,441

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$9,000
Note payable - stockholder	20,000
Total current liabilities	29,000

Total liabilities	29,000

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, none issued	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 5,000,000 shares issued and outstanding	500
Accumulated deficit	(21,059)

Total stockholders’ deficit	(20,559)

Total liabilities and stockholders’ deficit	$8,441

See accompanying notes to financial statements

PARASOL INVESTMENTS CORPORATION
STATEMENT OF OPERATIONS
For the Period May 13, 2020 (Inception) to December 31, 2020

Revenue	$-

General and administrative expenses	21,059

Loss from operations	(21,059)

Net loss	$(21,059)

Loss per common share - basic and dilutive net loss	$(0.00)

Weighted average common shares outstanding - basic and dilutive	5,000,000

See accompanying notes to financial statements

PARASOL INVESTMENTS CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the period May 13, 2020 (Inception) to December 31, 2020

	Preferred Stock		Common Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit

Balance, May 13, 2020	-	$-	-	$-	$-	$-

Sale of common shares	-	-	5,000,000	500	-	500

Net loss	-	-	-	-	(21,059)	(21,059)

Balance, December 31, 2020	-	$-	5,000,000	$500	$(21,059)	$(20,559)

See accompanying notes to financial statements

PARASOL INVESTMENTS CORPORATION
STATEMENT OF CASH FLOWS
For the period May 13, 2020 (Inception) to December 31, 2020

Cash flows from operating activities:
Net loss	$(21,059)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in accounts payable and accrued expenses	9,000
Formation costs paid by stockholder on behalf of the Company in exchange for common stock	475

Net cash (used in) operating activities	(11,584)

Cash flows from financing activities:
Proceeds from the sale of common stock	25
Proceeds from stockholder note	20,000

Net cash provided by financing activities	20,025

Net increase in cash	8,441

Cash, beginning of period	-

Cash, end of period	$8,441

Non-cash investing and financing activities:
Formation costs paid by stockholder on behalf of the Company in exchange for common stock	$475

See accompanying notes to financial statements

PARASOL INVESTMENTS CORPORATION
NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

Loss per Common Share

The Company adopted ASC 260, “Earnings per Share”, at its inception. Basic loss per share has been calculated by dividing the Company’s net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding for the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

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

Note 3. Capital Stock

Preferred Stock

As of December 31, 2020, the Company has 10,000,000 shares of preferred stock, par value of $0.0001, authorized and none issued or outstanding.

Common Stock

As of December 31, 2020, the Company has 50,000,000 shares of common stock, par value of $0.0001, authorized and has issued 5,000,000 shares of its $0.0001 par value common stock for $500 to the founders of the Company.

Note 4. Income Taxes

As of December 31, 2020, the Company has approximately $4,400 in gross deferred tax assets resulting from net operating loss carry-forwards of $21,059 available to offset future taxable income through 2040 subject to the change in ownership provisions under IRC 382. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related tax benefits is uncertain.

The difference between the tax provision at the statutory federal income tax rate on December 31, 2020, and the tax provisions attributable to loss before income taxes is as follows:

Statutory federal income taxes	21.0%
Valuation allowance	(21.0)%
Effective income tax rate, net	-

Note 5. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable - Stockholder

On May 14, 2020, the Company issued a promissory note (the “Note”) to a stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. In November 2020, the stockholder advanced an additional $10,000 to the Company. The Note is non-interest bearing unless an event of default occurs. As of December 31, 2020, the amount due under the note payable was $20,000.

Note 6. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $21,059, has negative working capital of approximately $20,559, and has a stockholders’ deficit of approximately $20,559 as of December 31, 2020. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

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

Note 8. Subsequent Events

On February 9, 2021, the Company filed with the SEC a Schedule 14F-1 Information Statement relating to an anticipated change in the composition of its board of directors that is expected to occur in connection with a proposed share exchange to be completed by and among the Company, SmartKem Limited (“SmartKem”) and the shareholders of SmartKem, pursuant to which the shareholders of SmartKem would exchange their shares of SmartKem for shares of our Common Stock (the “Exchange”), with SmartKem becoming the Company’s wholly-owned subsidiary, after which the Company would continue the business of SmartKem. The Exchange would occur pursuant to a Share Exchange Agreement expected to be entered into by and among the Company, SmartKem and the shareholders of SmartKem (the “Exchange Agreement”).

SmartKem is a pioneer in the development of materials and processes used to make organic thin-film transistors (OTFTs) for the manufacture of flexible electronics.

Pursuant to the terms of the proposed Exchange Agreement, it is expected that all outstanding shares of SmartKem will be converted into shares of our Common Stock, such that the holders of SmartKem equity before the proposed Exchange will own approximately 84% of the outstanding shares of our Common Stock after the Exchange (before giving effect to a potential private placement offering of Common Stock by the Company that we expect will be consummated simultaneously with or immediately after the proposed Exchange), resulting in a change of control of the Company. Completion of a private placement financing is expected to be a condition to completion of the Exchange.

Certain other information regarding the proposed Exchange and proposed changes to the management and share ownership of the Company is set forth in the Schedule 14F-1, as amended.

The foregoing description of the proposed Exchange Agreement and potential Common Stock private placement and related matters does not purport to be complete and is qualified in its entirety by the terms of the actual Exchange Agreement and of terms and documentation for a private placement, none of which has yet been completed and executed. The proposed Exchange is expected to be subject to satisfaction of a number of other conditions precedent, and there can be no assurance that the Exchange Agreement will be signed or that the Exchange or Common Stock private placement will be consummated or other such conditions satisfied. If and when the Exchange Agreement is signed, it will be further described in, and filed by the Company with the SEC as an exhibit to, a Current Report on Form 8-K. If and when a Common Stock private placement is consummated, it will be further described in, and material agreements relating thereto will be filed by the Company with the SEC as exhibits to, a Current Report on Form 8-K.