Form 10-Q
period 2021-03-31
SmartKem, Inc.
filed 2021-05-17
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-56181

SmartKem, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1083654
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Manchester Technology Centre, Hexagon Tower.

Delaunays Road, Blackley

Manchester, M9 8GQ U.K.

(Address of Principal Executive Offices)

011-44-161-721-1514

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No   ☒

As of May, 14 2021, there were 25,437,000 of the registrant’s shares of common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$19,234,010	$763,814
Accounts receivable	—	18,385
Research and development tax credit receivable	1,238,049	981,568
Prepaid expenses and other current assets	1,224,637	259,046
Total current assets	21,696,696	2,022,813
Property, plant equipment, net of accumulated depreciation of $964,223 and $908,238	640,713	682,325
Right-of-use assets, net	194,513	236,123
Other assets	9,014	8,408
Total assets	$22,540,936	$2,949,669

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$1,527,533	$860,633
Current lease liabilities	185,374	217,313
Total current liabilities	1,712,907	1,077,946
Non-current lease liabilities	3,561	20,475
Total liabilities	1,716,468	1,098,421

Stockholders’ Equity:
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 25,437,000 and 13,627,887 shares issued and outstanding, at March 31, 2021 and December 31, 2020, respectively*	2,544	1,363
Additional paid-in capital	89,596,715	61,275,841
Accumulated other comprehensive loss	(1,462,361)	(1,479,841)
Accumulated deficit	(67,312,430)	(57,946,115)
Total Stockholders’ equity	20,824,468	1,851,248

Total Liabilities and Stockholders’ Equity	$22,540,936	$2,949,669
*	Please refer to Note 1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$—	$20,770
Cost of revenue	—	12,348
Gross profit	—	8,422

Other operating income	432,523	191,877

Operating Expenses:
Research and development	4,013,344	1,111,653
Selling, general and administrative	3,982,825	526,111
Transaction expenses	1,314,039	—
Total operating expenses	9,310,208	1,637,764

Loss from operations	(8,877,685)	(1,437,465)

Non-operating Income (Expense)
Loss on foreign currency transactions	(470,083)	(1,566)
Interest expense	(18,697)	(6,834,772)
Interest income	150	2,024
Change in fair value of derivative asset	—	(6,282,381)
Loss on conversion of convertible notes payable	—	(5,469,825)
Total non-operating expense	(488,630)	(18,586,520)

Loss before income taxes	(9,366,315)	(20,023,985)
Income tax expense	—	—
Net loss	$(9,366,315)	$(20,023,985)

Net loss	$(9,366,315)	$(20,023,985)
Other comprehensive loss:
Foreign currency translation	17,480	(539,487)
Total comprehensive loss	$(9,348,835)	$(20,563,472)

Basic & dilutive net loss per common share	$(0.51)	$(1.94)

Basic & dilutive weighted average shares outstanding	18,351,532	10,598,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
	Common stock		Additional	Other
			Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2020	2,183,885	$218	$30,925,922	$(1,195,628)	$(34,812,947)	$(5,082,435)
Issuance of common stock	2,368,047	237	4,278,693	—	—	4,278,930
Conversion of notes and interest	8,895,125	890	25,757,768	—	—	25,758,658
Foreign currency translation adjustment	—	—	—	(539,487)	—	(539,487)
Net loss	—	—	—	—	(20,023,985)	(20,023,985)
Balance at March 31, 2020	13,447,057	$1,345	$60,962,383	$(1,735,115)	$(54,836,932)	$4,391,681

Balance at January 1, 2021	13,627,887	$1,363	$61,275,841	$(1,479,841)	$(57,946,115)	$1,851,248
Issuance of common shares due to exercise of stock-options	1,404,813	141	19,402	—	—	19,543
Stock-based compensation expense	-	—	6,019,517	—	—	6,019,517
Repurchase of common stock	(2,307,700)	(231)	230	—	—	(1)
Effect of reverse capitalization	2,500,000	250	(250)	—	—	—
Issuance of common shares to vendor	50,000	5	98,995	—	—	99,000
Issuance of common stock and warrants in private placement	10,162,000	1,016	24,637,304	—	—	24,638,320
Issuance costs related to common stock and warrants in private placement	-	—	(2,454,324)	—	—	(2,454,324)
Foreign currency translation adjustment	-	—	—	17,480	—	17,480
Net loss	-	—	—	—	(9,366,315)	(9,366,315)
Balance at March 31, 2021	25,437,000	$2,544	$89,596,715	$(1,462,361)	$(67,312,430)	$20,824,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,366,315)	$(20,023,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47,805	50,155
Common shares issued to vendor for services	99,000	—
Amortization of right of use asset	47,348	45,742
Stock-based compensation	6,019,517	—
Non-cash interest expense	—	6,834,772
Change in fair value of embedded conversion feature	—	6,282,381
Loss on conversion of convertible notes payable	—	5,469,825
Change in operating assets and liabilities:
Accounts receivable, net	18,562	(18,162)
Research & development tax credit receivable	(247,748)	202,503
Prepaid expenses and other current assets	(963,249)	(420,837)
Accounts payable and accrued expenses	659,322	2,177
Lease liabilities	(54,611)	(41,924)
Other assets	(531)	—
Net cash used in operating activities	(3,740,900)	(1,617,353)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(14,992)
Net cash used by investing activities	—	(14,992)

Cash flows from financing activities:
Proceeds from Credit Facility Loan Payable	737,898	—
Repayment of Credit Facility Loan Payable	(737,898)	—
Proceeds from the issuance of common stock and warrants in private placement	24,638,320	4,278,930
Payment of issuance costs	(2,454,324)	—
Proceeds from the exercise of stock options	19,543	—
Net cash provided by financing activities	22,203,539	4,278,930

Effect of exchange rate changes on cash	7,557	(184,066)

Net change in cash	18,462,639	2,646,585

Cash, beginning of period	763,814	411,936
Cash, end of period	$19,234,010	$2,874,455

Supplemental disclosure of cash and non-cash investing and financing activities
Cash paid for income taxes	$—	$—
Cash paid for interest	$18,697	$—
Conversion of debt and accrued interest into common shares	$—	$25,758,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    BUSINESS AND LIQUIDITY

Organization & Reverse Recapitalization

SmartKem Inc. (“SmartKem” or the “Company”) a Delaware corporation, formerly known as Parasol Investments Corporation (“Parasol”), was formed on May 13, 2020 and is the successor, as discussed below of SmartKem Limited, which was formed under the Laws of England and Wales. The Company was founded as a “shell” company registered under the Exchange Act, with no specific business plan or purpose until it began operating the business of SmartKem Limited following the closing of the exchange.

On February 23, 2021 Parasol entered into a Securities Exchange Agreement (“the Exchange Agreement”), with SmartKem Limited. Pursuant to the Exchange Agreement all of the equity interests in SmartKem Limited, except certain deferred shares which had no economic or voting rights (the “Deferred Shares”) and which were purchased by Parasol, for an aggregate purchase price of $1.40, were exchanged for shares of Parasol common stock, par value $0.0001 per share (“common stock”), and SmartKem Limited became a wholly owned subsidiary of Parasol (the “Exchange”).

As a result of the Exchange, Parasol acquired the business of SmartKem Limited, and continues as the existing business operations of SmartKem Limited as a public reporting company under the name SmartKem, Inc.

Under ASC 805, Business Combinations, SmartKem Limited was deemed the accounting acquirer based on the following predominate factors: Parasol was created as a “shell” company to effect a business combination and had no operations, the former shareholders of SmartKem Limited own more than a majority of the outstanding voting stock of the Company, the Company’s board of directors and management consists of the former board of directors and management of SmartKem Limited, SmartKem Limited was the largest entity by assets at the time of the Exchange, and the principal operating location of the Company is SmartKem Limited’s premises which are located in Manchester, United Kingdom.

The Exchange was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. Under this method of accounting, Parasol was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Exchange was treated as the equivalent of SmartKem Limited issuing stock for the net assets of Parasol, accompanied by a recapitalization. The net assets of Parasol are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities, and results of operations prior to the Exchange are those of SmartKem limited. Reported shares and earnings per share available to holders of the Company’s common stock, prior to the Exchange, have been retroactively restated as shares reflecting the exchange ratios established in the Exchange.

At the closing of the Exchange (the “Closing”), each SmartKem Limited ordinary share issued and outstanding immediately prior to the Closing (other than the Deferred Shares) was exchanged for 0.0111907 of a share of the Company’s common stock and each SmartKem Limited A ordinary share issued and outstanding immediately prior to the Closing was exchanged for 0.0676668 of a share of the Company’s common stock, with the maximum number of shares of our common stock issuable to the former holders of SmartKem Limited’s ordinary shares and A ordinary shares equal to 12,725,000. This includes enterprise management incentive options to purchase 124,497,910 SmartKem Limited ordinary shares (the “SmartKem Limited EMI Options”) issued and outstanding immediately prior to the Closing that were accelerated and exercised by the holders thereof for a like number of ordinary shares and exchanged for shares of the Company’s common stock pursuant to the Exchange. In aggregate 1,127,720,477 SmartKem Ltd shares were exchanged for 12,725,000 of the Company’s common stock, an average exchange ratio of 0.011283825. Immediately prior to the Closing, an aggregate of 2,500,000 shares of the Company’s common stock owned by the stockholders of Parasol prior to the Exchange were forfeited and cancelled (the “Stock Forfeiture”).

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Business

SmartKem is a supplier of high-performance organic semiconductor inks for the manufacture of printed thin film transistors. The Company’s primary business is the development of materials and processes used to make organic thin-film transistors (OTFTs) for the manufacture of flexible electronics. The Company’s TRUFLEX semiconductor technology deposits organic ink on a substrate at a temperature as low as 80°C, enabling manufactures to use a range of low-cost flexible plastic substrates using existing industry standard equipment and infrastructure. The Company’s transistor stacks are flexible, bendable, wearable and lightweight and can be used in a number of different applications, including bendable smart-phone displays, curved automotive displays, e-paper displays, wearables, fingerprint sensors and printed biosensors.

The Company’s commercial success depends in part on the ability to obtain and maintain intellectual property protection for the inks, processes and know-how comprising its TRUFLEX technology, to operate without infringing the proprietary rights of others, and to prevent others from infringing on its proprietary rights. The Company has established a portfolio relating to its TRUFLEX technology. The Company’s portfolio currently includes 120 issued patents, 15 pending patent applications, 25 future national applications, and more than 30 trade secrets. The patents cover the active semiconductor materials, deposition process and formulations comprising the Company’s TRUFLEX technology.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has financed its activities principally from the issuance of ordinary and preferred equity securities.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic (the “Pandemic”). The Pandemic has had a widespread and detrimental effect on the global economy and has adversely impacted the Company’s business and results of operations. The Company has experienced travel bans, states of emergency, quarantines, lockdowns, “shelter in place” orders, business restrictions and shutdowns in the countries where it operates. The Company’s containment measures have impacted its day-to-day operations and disrupted its business. Because the severity, magnitude and duration of the Pandemic and its economic consequences are highly uncertain, rapidly changing and difficult to predict, the ultimate impact of the Pandemic on the Company’s business, financial condition and results of operations is currently unknown. The additional costs incurred by the Company related to COVID-19 for three months ended March 31, 2021 were deemed to be immaterial to the financial statements. The Company anticipates there may be additional costs relating to the Pandemic incurred in the upcoming months that will be attributable to fiscal year 2021 and thereafter. These costs are not expected to be material.

The Company has incurred substantial and negative cash flows from operations in every fiscal period since inception. For three months ended March 31, 2021, the Company incurred a net loss of $9.4 million and used $3.7 million in cash to fund operations for three months ended March 31, 2021 and had an accumulated deficit of $67.3 million as of March 31, 2021. The Company’s cash as of March 31, 2021 is $19.2 million.

Management believes that the existing cash at March 31, 2021 will be sufficient to fund operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements.

The consolidated entity presented is referred to herein as “SmartKem”, “we”, “us”, “our”, or the “Company”, as the context requires and unless otherwise noted.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis for Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2020. The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year .

Basis of Consolidation

The condensed consolidated financial statements include the accounts of SmartKem Inc and its wholly-owned subsidiaries, SmartKem Delaware, Inc. and SmartKem Limited. The Company does not have any nonconsolidated subsidiaries. All intercompany balances and transactions have been eliminated on consolidation, including unrealized gains and losses on transactions between the companies.

Comprehensive loss

Comprehensive loss of all periods presented is comprised primarily of net loss and foreign currency translation adjustments.

Management’s Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relates to the valuation of common share, fair value of share options, fair value of embedded conversion features in the convertible notes, and the valuation allowance of deferred tax assets. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may materially vary from these estimates.

Certain Risk and Uncertainties

The Company’s activities are subject to significant risks and uncertainties including the risk of failure to secure additional funding to properly execute the Company’s business plan. The Company is subject to risks that are common to companies in the growth stage, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, reliance on third party manufacturers, protection of proprietary technology, and compliance with regulatory requirements.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company has access under a framework agreement to equipment, which is used in the manufacturing of demonstrator products employing the Company’s inks. If the Company lost access to this fabrication facility, it would materially and adversely affect the Company’s ability to manufacture prototypes and demonstration products for potential customers. The loss of this access could significantly impede the Company’s ability to engage in product development and process improvement activities. Alternative providers of similar services exist, but would take effort and time to bring into the Company’s operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company does not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of non-collection. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for doubtful accounts would be required. There was no allowance for doubtful accounts recorded as of March 31, 2021 and December 31, 2020.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Periodically, the Company maintains deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses in these deposits.

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Maintenance and repairs are expensed when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in current earnings. Depreciation and amortization are provided using the accelerated declining balance method in amounts considered to be sufficient to amortize the cost of the assets to operations over their estimated useful lives. Property, plant and equipment is depreciated at 25 percent of net book value on an annual basis, resulting in an estimated useful life of approximately 15 years.

Impairment of Long-Lived Assets

Management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. If the carrying amount is greater than the undiscounted cash flows, the carrying amount of the asset is reduced

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

to the asset’s fair value. An impairment loss is recognized immediately as an operating expense in the condensed consolidated statements of operations. Reversal of previously recorded impairment losses are prohibited. As of March 31, 2021, and December 31, 2020, Company’s management believed that no revision to the remaining useful lives or impairment of the Company’s long-lived assets was required.

Derivative Asset for Embedded Conversion Features

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company evaluates convertible notes to determine if those contracts or embedded components of those contracts qualify as derivatives to be accounted for separately. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The result of this accounting treatment is that the fair value of the embedded derivative is recorded as a liability and marked-to-market each balance sheet date, with the change in fair value recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The fair value of the embedded conversion features are estimated using a Monte Carlo simulation model, in which possible outcomes and their values are simulated repeatedly and randomly. Under the Monte Carlo method the Company estimated the fair value of the convertible notes conversion feature at the time of issuance and subsequent remeasurement dates, utilizing the with-and without method, where the value of the derivative feature is the difference in values between a note simulated with the embedded conversion feature and the value of the same note simulated without the embedded conversion feature. Estimating fair values of embedded conversion features requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements, provides guidance on the development and disclosure of fair value measurements. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance classifies fair value measurements in one of the following three categories for disclosure purposes:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and for three months ended March 31, 2021 and 2020. The carrying value of the Company’s cash, accounts receivable, other receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. The carrying value of derivative asset is displayed at fair value. See Note 8 for additional information regarding fair value measurements.

Convertible Notes

The Company accounts for its convertible notes in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), which requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate.

Debt discount created by the bifurcation of embedded feature in the convertible notes are reflected as a reduction to the related debt liability. The discount is amortized to interest expense over the term of the debt using the effective-interest method.

Warrants

The accounting treatment of warrants issued is determined pursuant to the guidance provided by ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, as applicable. Each feature of a freestanding financial instruments including, without limitation, any rights relating to subsequent dilutive issuance, dividend issuances, equity sales, rights offerings, forced conversions, dividends, and exercise are assessed with determinations made regarding the proper classification in the Company’s consolidated financial statements. The Company determined that all outstanding warrants meet the criteria to be classified as equity.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

Revenue

The Company applies the provisions of ASC 606 Revenue from Contracts with Customers. The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration the Company expects to be entitled to. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contact and (5) recognize revenue when a performance obligation is satisfied.

The Company’s current contracts with customers do not contain significant estimates or judgments. All of the Company’s revenue contains a single performance obligation that is recognized upon fulfilment of the sales order.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company derives its revenues primarily from sales of demonstrator units to customers evaluating organic semiconductor technology. The transaction price is stated in each customer agreement and is allocated to a single performance obligation. Revenue is recognized upon shipment of each retractor, at a point in time. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. Costs incurred to obtain a contract will be expenses as incurred when the amortization period is less than a year.

Research and Development Expenses

The Company expenses research and development costs as incurred. Research and development costs include salaries, employee benefit costs, direct project costs, supplies and other related costs. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received.

Patent and Licensing Costs

Patent and licensing costs are expensed as incurred because their realization is uncertain. These costs are classified as research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Other Operating Income

The Company’s other operating income is related to government grant incentives received for qualifying research and development projects, and research and development tax credits related to the United Kingdom’s Research and Development Expenditure Credit scheme, which is a government tax incentive designed to reward innovative companies for investing in research and development. Such incentives are recorded as other income when it is probable the amounts are collectible and can be reasonably estimated.

For the three months ended March 31, 2021 and 2020, the Company recorded grant income and research & development tax credits of $432,523 and $191,877, respectively, which are displayed as other operating income in the consolidated statements of operations. As of March 31, 2021, and December 31, 2020, the Company had receivables related to research & development tax credits for payments not yet received of $1,238,049 and $981,568, respectively.

Share-based compensation

All share-based payments, including grants of stock options, are measured based on the fair value of the share-based awards at the grant date and recognized over their respective vesting periods. Outstanding options generally expire 10 years after the grant date. The Company has issued options that vest based on service requirements and issued options that vest based on performance requirements. Options become exercisable when service requirements are met. In the case of performance based options, options become exercisable when there is a liquidity event, such as a change in control or sale or admission (listing as a public company or initial public offering (“IPO”)), and the employee, or consultant, must be providing services to the Company at the time of the event. Due to the Exchange, all options outstanding immediately prior to the event with a performance obligation requirement became vested and exercisable.

The estimated fair value of stock options at the grant date is determined using the Black-Scholes pricing model. The Black-Scholes option pricing model requires inputs such as the fair value of common stock on date of grant, expected term, expected volatility, dividend yield, and risk-free interest rate. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards. The Company records forfeitures when they occur.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Functional Currency and Operations

Prior to the Exchange, SmartKem Limited’s (“the predecessor’s”) functional currency was the British Pound Sterling (“GBP”), and the consolidated financial statements were presented in United States dollars (“USD”).  The predecessor’s functional currency was the respective local currency of the primary economic environment in which an entity’s operations are conducted. The predecessor translated the financial statements into the presentation currency using exchanges rates in effect on the balance sheet date for assets and liabilities and average exchanges rates for the period for statement of operations accounts, with the difference recognized in accumulated other comprehensive income (loss).

From the date of the Exchange forward, the Company’s functional currency is the U.S. dollar (“USD”). The functional currency of the Company’s foreign operation is the respective local currency. Assets and liabilities of foreign operation denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. The condensed consolidated statements of operations and comprehensive loss are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized gain/loss is recognized as foreign currency translation as a component of other comprehensive income.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

As of March 31, 2021 and December 31, 2020, there were no accruals for uncertain tax positions.

Contingent Liabilities

A provision for contingent liabilities is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The Company is a party to certain litigation and disputes arising in the normal course of business. As of March 31, 2021, the Company does not expect that such matters will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Offering Costs

Direct and incremental legal and accounting costs associated with the Company’s issuance of common stock and warrants are deferred and classified as a component of other assets on the consolidated balance sheet until completion of the issuance. Upon completion of the issuance, deferred offering costs are reclassified from other assets to equity and

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

recorded against the net proceeds received in the issuance. The deferred offering costs incurred as of December 31, 2020 were immaterial and no offering costs were capitalized. For the three months ended March 31, 2021 $2,454,324 of offering costs were recorded in additional paid-in capital.

Segment Information

The Company has determined that it operates and reports in one segment, which focuses on the development of materials and processes used to make organic thin-film transistors (OTFTs) for the manufacture of flexible electronics. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker (“CODM”). The Company’s CODM has been identified as its Chairman and Chief Executive Officer.

Basic and Diluted Loss Per Share

Basic and diluted net loss per share is determined by dividing net loss by the weighted average ordinary shares outstanding during the period. For all periods presented with a net loss, the shares underlying the ordinary share options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per share are the same for periods with a net loss.

The loss per share information in these condensed consolidated financial statements is reflected and calculated as if the Company had existed since January 1, 2020. Accordingly, loss per share for all periods was calculated based on the number of shares retroactively adjusted for the exchange ratio determined in the reverse recapitalization (see also note 1).

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	March 31,
	2021	2020
Options	1,546,562	116,084
Warrants	3,153,533	—
Total	4,700,095	116,084

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments: Credit Losses (Topic 326), which requires measurement and recognition of expected losses for financial assets held. The new standard changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new-forward looking approach, based on expected losses. The estimate of expected credit losses will require organizations to incorporate considerations of historical information, current conditions and reasonable and supportable forecasts. The standards update is effective prospectively for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted, for U.S. Securities Exchange filer, excluding entities eligible to be smaller reporting companies. The standards update is effective prospectively for annual and interim periods beginning after December 15, 2022. Management is currently evaluating the impact of these changes on the Financial Statements.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2021	2020
Prepaid rent	$114,071	$65,254
Prepaid utilities	30,545	30,271
Prepaid insurance	841,596	40,414
Prepaid administrative expenses	35,355	68,901
VAT receivable	92,858	54,206
Other receivables	110,212	—
Total prepaid expenses and other current assets	$1,224,637	$259,046

As of March 31, 2021 and December 31, 2020, there was $252,656 and $0, respectively, of non-current prepaid insurance related to directors & officers liability that was included in the amounts above.

4.    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2021	2020
Plant and equipment	$1,328,278	$1,316,381
Furniture and fixtures	250,023	247,785
Computer hardware and software	26,635	26,397
	1,604,936	1,590,563
Less: Accumulated depreciation	(964,223)	(908,238)
Property, plant and equipment, net	$640,713	$682,325

Depreciation expense was $47,805 and $50,155 for three months ended March 31, 2021 and 2020, respectively and is classified as research and development expense.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
Accounts payable	$374,391	$226,850
Accrued expenses – transaction costs	204,907	—
Accrued expenses – lab refurbishments	133,552	132,356
Accrued expenses – technical fees	55,844	44,755
Accrued expenses – variable rent & utilities	13,673	67,165
Accrued expenses – audit & accounting fees	219,280	250,437
Accrued expenses – other	34,221	5,879
Credit card liabilities	9,522	6,308
Payroll liabilities	482,143	126,883
Total accounts payable and accrued expenses	$1,527,533	$860,633

6.    LEASES:

The Company has operating leases consisting of office space, lab space and equipment with remaining lease terms of 1 to 3 years, subject to certain renewal options as applicable.

There was no sublease rental income for three months ended March 31, 2021 and 2020. The Company is not the lessor in any lease agreement, and no related party transactions for lease arrangements have occurred.

The table below presents certain information related to the lease costs for the Company’s operating and finance leases for the periods ended:

	March 31,
	2021	2020
Operating lease cost	$47,071	$44,175
Short-term lease cost	13,336	10,522
Variable lease cost	22,621	42,811
Total lease cost	$83,028	$97,508

For the three months ended March 31, 2021, and 2020, total lease cost of $13,245 and $17,308 was recorded as selling, general and administrative in the statements of operations and other comprehensive loss, respectively. For the three months ended March 31, 2021, and 2020, total lease cost of $69,783 and $80,200 was recorded as research and development in the statements of operations and other comprehensive loss, respectively.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Right of use lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	March 31,	December 31,
	2021	2020
Assets
Operating lease right of use assets	$194,513	$236,123
Total lease assets	$194,513	$236,123
Liabilities
Current liabilities:
Operating lease liability – current portion	$185,374	$217,313
Noncurrent liabilities:
Operating lease liability, net of current portion	3,561	20,475
Total lease cost	$188,935	$237,788

The Company had no right of use lease assets and lease liabilities for financing leases as of March 31, 2021 and December 31, 2020.

The table below presents certain information related to the cash flows for the Company’s operating leases for the three months ended:

	March 31,
	2021	2020
Operating cash outflows from operating leases	$54,611	$41,924
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right of use assets	—	—

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating and finance leases as of the period ended:

March 31,
2021
Weighted average remaining lease term (in years) – operating leases	1.10
Weighted average discount rate – operating leases	6.30%

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Undiscounted operating lease liabilities as of March 31, 2021, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows:

As of
March 31,
2021
2021	$207,973
2022	21,937
2023	—
2024	—
2025	—
Thereafter	—
Total undiscounted lease payments	229,910
Less imputed interest	(40,975)
Total net lease liabilities	$188,935

7.    CONVERTIBLE NOTES AND NOTES PAYABLE:

Convertible Notes

On January 24, 2020, a Qualified Financing Event (as defined below) occurred when the Company received cumulative investment proceeds in excess of $4,600,000 from the sale and issuance of common shares. The fair value of the Company’s common shares were $1.807011 per share. The 2018 BASF Venture Capital and Entrepreneurs Fund L.P. Notes (as defined below), 2018 Octopus Investment Limited Notes (as defined below), and the 2019 Octopus, EF, and Other Notes (as defined below) in the aggregate principal amount of $11,795,998 were converted into 8,159,977 of common shares (at the discounted price of $1.45 per share), and the related unpaid and accrued interest totaling $1,062,725 were also converted into 735,148 of A Ordinary common shares of the Company (at the discounted price of $1.45 per share). The Company recognized a loss on conversion of $5,469,825 for the three months ended March 31, 2020 related to the conversion of notes measured as the difference in carrying value of debt and accrued interest and the fair value of shares converted on the conversion date. As a result of the conversion, the Company also recognized the unamortized debt discount related to the beneficial conversion feature of $6,767,178 as interest expense for the three months ended March 31, 2020.

For the three months ended March 31, 2020, the Company incurred an effective interest rate of 13.5% relating to convertible notes. There were no convertible notes outstanding during the three months ended March 31, 2021. The interest expense recognized based on the debt’s stated interest rate for the three months ended March 31, 2021 and 2020, was zero and $42,784, respectively, relating to convertible notes. Additional interest expense related to the amortization of debt issuance cost was zero and $24,810 for the three months ended March 31, 2021 and 2020, respectively, for convertible notes.

Loss on the conversion of notes is included on the consolidated statements of operations and other comprehensive loss as loss on conversion of convertible notes payable. The amount displayed in the statements of operations and other comprehensive loss is inclusive of the loss on notes in the amount of $9,343,697, loss on accrued interest in the amount of $1,046,085 and offset by the gain on the extinguishment of derivative liability in the amount of $4,919,957 (Note 8).

2018 BASF Venture Capital and Entrepreneurs Fund L.P. Notes

On April 18, 2018, the Company entered into a convertible note agreement (the “2018 BASF Venture Capital and Entrepreneurs Fund L.P. Notes”), with BASF Venture Capital (“BASF”) and Entrepreneurs Fund L.P. (“EF”) with an

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

aggregate principal of $5,861,848. The 2018 BASF/EF Convertible Note was issued in three separate tranches on April 18, 2018, July 20, 2018, and December 28, 2018.

The 2018 BASF Venture Capital and Entrepreneurs Fund L.P. Notes and accrued but unpaid interest were convertible into the common share based on (i) fund raising at a price paid per Senior Share equal to the price paid per Senior Share by the investors on a Fund Raising at a discount to the per share price in the Fund Raising, (ii) sale of the company at a price per Senior Share of $16.39, or (iii) listing of the company on a publicly traded market at a price per Senior Share of $16.39. The principal amount shall accrue interest at a rate of 8% per annum, from the Issue Date up until the first anniversary of the Issue Date. Interest shall accrue on the principal amount at a rate of 15% per annum from, and including, the first anniversary of the Issue Date up until the notes are (i) converted, cancelled, repaid or redeemed or (ii) the longstop date. Accrued interest was to be calculated on the basis of a 365-day year for the actual number of days elapsed.

2018 Octopus Notes

On July 20, 2018 the Company entered into a convertible note agreement (the “2018 Octopus Investment Limited Notes”) with Octopus Investment Limited (“Octopus”) with an aggregate nominal amount of $2,621,713. The 2018 Octopus Convertible Note was issued in two separate tranches on July 20, 2018 and December 28, 2018.

The 2018 Octopus Notes and accrued but unpaid interest were convertible into the common shares based on (i) fund raising at a price paid per Senior Share equal to the price paid per Senior Share by the investors on a Fund Raising at a discount, (ii) sale of the company at a price per Senior Share of $15.10, or (iii) listing of the company on a publicly traded market at a price per Senior Share of $15.10. The principal amount shall accrue interest at a rate of 8% per annum, from the Issue Date up until the first anniversary of the Issue Date. Interest shall accrue on the principal amount at a rate of 12% per annum from, and including, the first anniversary of the Issue Date up until the notes are (i) converted, cancelled, repaid or redeemed or (ii) the longstop date. Accrued interest was to be calculated on the basis of a 365-day year for the actual number of days elapsed.

2019 Octopus, EF, and Other Notes

On June 26, 2019 the Company entered into a convertible note agreement (the “2019 Octopus, EF, and Other Notes”) with Octopus, EF, and various private investors with an aggregate nominal amount of $3,681,289. The 2019 Octopus Convertible Note was issued in two separate tranches on June 26, 2019 and September 23, 2019.

The 2018 Octopus, EF, and Other Notes and accrued but unpaid interest were convertible into the common shares based on (i) fund raising at a price paid per Senior Share equal to the price paid per Senior Share by the investors on a Fund Raising at a discount, (ii) sale of the company at a price per Senior Share of $0.001861, (iii) listing of the company on a publicly traded market at a price per Senior Share of $14.61, or (ii) any date following the first anniversary of the date the of the Instrument at a price per Senior Share of $11.19. The principal amount shall accrue interest at a rate of 10% per annum, from the Issue Date up until the notes are (i) converted, cancelled, repaid or redeemed or (ii) the longstop date. Accrued interest was to be calculated on the basis of a 365-day year for the actual number of days elapsed. The issuance of convertible notes with a beneficial redemption feature resulted in a debt discount of $2,608,351.

Notes Payable

On January 26, 2021, the Company entered into a term loan facility agreement for the amount of $737,898. The funds were available to be drawn on from the effective date of the agreement through January 27, 2021. The Company drew down the full loan amount on January 26, 2021. The Company’s research and development tax credit is to be utilized as collateral. The Lender is to be paid immediately following payment of research and development tax credit from the United

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Kingdom’s HM Revenue and Customs. The final repayment is due six months from the agreement date, if the loan and any interest has not been repaid in full prior to this date. The loan carries a monthly interest rate of 1.25%. The interest accrues daily and compounds monthly on the monthly anniversary of the draw down date of the loan.

For three months ended March 31, 2021, the Company incurred an effective interest rate of 26.20% relating to notes payable. There were no notes payable outstanding during for the three months ended March 31, 2020. The interest expense recognized based on the debt’s effective interest rate for three months ended March 31, 2021 and 2020, was $18,697 and zero, respectively, relating to notes payable.

The Company repaid the note payable in full on March 2, 2021. There were no notes payable outstanding during the three months ended March 31, 2020 and as of March 31, 2020.

8.    DERIVATIVE ASSET:

The company recorded a derivative asset related to the convertible notes outstanding during the three months ended March 31, 2020. The Company measured the derivative asset on a recurring basis using significant unobservable inputs (Level 3) for three months ended March 31, 2020.

The Embedded Conversion Features are separately measured at fair value, with changes in fair value recognized in current operations. The original values of the Embedded Conversion Features were recorded as a derivative asset with the offset as a debt premium to the Convertible Notes which is being amortized over the term of the Convertible Notes. During the three months ended March 31, 2020, all outstanding convertible notes were converted into equity. The derivative asset was marked to market on the date of conversion and derecognized at conversion. The change in fair value of derivative asset included in earnings was $6,282,381 for the three months ended March 31, 2020. The gain on extinguishment of derivative asset upon conversion is $4,919,957 and is recorded as an offset within the loss on conversion of convertible notes payable on the consolidated statements of operations and comprehensive loss.

There were no convertible notes outstanding during the three months ended March 31, 2021, and no associated derivative asset during the period.

9.    COMMITMENTS AND CONTINGENCIES:

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material effect on the financial statements.

10.    STOCKHOLDERS’ EQUITY:

Common Stock

Voting Rights

Each holder of common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. The Company’s amended and restated certificate of incorporation and the Company’s amended and restated bylaws do not provide for cumulative voting rights. The holders of one-third of the stock issued and outstanding and entitled to vote, present in person or represented by proxy, shall constitute a quorum for the transaction of business at all meetings of the stockholders.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Dividends

The Company has never paid any cash dividends to shareholders and do not anticipate paying any cash dividends to shareholders in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Market Information

The Company’s common stock is not listed on a national securities exchange, an over-the-counter market or any other exchange. Therefore, there is no trading market, active or otherwise, for our common stock and the Company’s  common stock may never be included for trading on any stock exchange, automated quotation system or any over-the-counter market.

Preferred Stock

The Company currently has no shares of preferred stock outstanding, and the Company has no present plan to issue any shares of preferred stock. The board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms, and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.

Common Stock Warrants

On February 23, 2021, a total of 985,533 fully vested common stock warrants were issued to a vendor for financial advisory services provided in connection with the sale of the Company’s common stock . The common stock warrants are exercisable at a per share price of $2.00 until they expire on February 23, 2026. During the three months ended March 31, 2021, no warrants issued to vendors for financial advisory services were exercised. The grant date fair value for these warrants of $0.91 per warrant for a total fair value of $896,197, was determined using the Black-Scholes options valuation model. The Company recorded the warrants at fair value, as both an increase and decrease in additional paid-in capital during the three months ended March 31, 2021.

A summary of the Company’s warrants to purchase common stock activity is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Warrants outstanding at January 1,2021	—	$—	—
Exercised	—	—	—
Forfeited or Expired	—	—	—
Granted	985,533	2.00	5.00
Warrants outstanding at March 31, 2021	985,533	$2.00	4.90

On February 23, 2021, a total of 2,168,000 pre-funded common stock warrants were issued to investors with an exercise price of $0.01 per share for total proceeds to the Company of $4,314,320 during the three months ended March 31, 2021. During the three months ended March 31, 2021, no warrants issued to investors were exercised. The grant date fair value for these warrants of $1.99 is based on the stock price at issuance date of $2.00 less the exercise price of $0.01. The pre-funded common stock warrants have no expiration date and terminate upon exercise.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

Weighted-
Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1,2021	—	$—
Exercised	—	—
Forfeited or Expired	—	—
Granted	2,168,000	0.01
Pre-funded warrants outstanding at March 31, 2021	2,168,000	$0.01

The grant date fair value of common stock warrants is determined using the Black Scholes option-pricing model. The Company is a private company and estimates its expected stock volatility based on historical volatility of publicly traded peer companies. The following assumptions were used during the three months ended March 31, 2021:

Three Months Ended
March 31, 2021
Expected term (years)	5 years
Risk-free interest rate	0.60%
Expected volatility	54%
Expected dividend yield	0%

There were no common stock warrants issued during the three months ended March 31, 2020.

11.    SHARE-BASED COMPENSATION:

Prior to the reverse merger and recapitalization transaction discussed in Note 1, SmartKem Limited had stock option plans.

SmartKem Limited had issued Enterprise Management Incentive options (“EMI Options”) and non-tax-advantaged options ( “Unapproved Options”) to eligible employees, officers, non-employee directors and other individual service providers as a means for them to develop a sense of proprietorship and personal involvement in the development and financial success of SmartKem Limited and to encourage them to devote their best efforts to the business of SmartKem Limited, thereby advancing the interests of SmartKem Limited and its shareholders. Options were issued to certain employees and service providers under the investment agreement dated July 15, 2014, which provided for the grant of up to 175,292 options. On December 14, 2018, the Company entered into a written resolution, which allowed SmartKem Limited to grant up to 458,316 options.

SmartKem Limited adopted a new Investment Agreement (the “Agreement”) dated January 24, 2020, SmartKem Limited, by means of the Agreement, seeks to retain the services of such eligible persons and to provide incentives for such persons to exert maximum efforts for the success of SmartKem Limited. The Agreement commenced on the January 24, 2020 and the Agreement is administered by Board of Directors. The maximum aggregate number of shares of common shares which may be issued under all Awards granted to Participants under the Agreement shall be 15% of SmartKem Limited’s issued capital shares. In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Agreement), unvested share options generally shall terminate and, with regard to vested share options, the exercise period shall be the lesser of the original expiration date or six months from the date continuous service terminates.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company has granted these share option awards to employees and consultants. Outstanding options generally expire 10 years after the grant date. Options are subject to vesting and, grantees become fully vested and exercisable when there is a liquidity event, such as a change in control or sale or admission (listing as a public company or initial public offering (“IPO”)), and the employee, or consultant, must be providing services to the Company at the time of the event.

As of the date of the reverse merger and recapitalization all outstanding options which had not been exercised were cancelled and the Company issued options under the 2021 Equity Incentive Plan (“2021 Plan”) in consideration for the cancelled options.

On February 23, 2021 the Company approved the 2021 Plan, in which a maximum aggregate number of shares of common stock that may be issued under the 2021 Plan is 2,275,000 shares. Subject to the adjustment provisions of the 2021 Plan, the number of shares of the Company’s common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning with 2022 fiscal year and ending on the Company’s 2031 fiscal year in an amount equal to the least of: 1) 2,275,000 shares of the Company’s common stock; 2) four percent (4%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or 3) such number of shares of the Company’s common stock as the administrator may determine.

There were no options granted or modified for the three months ended March 31, 2020. As a result of the reverse merger an aggregate of 402,586 options were issued during February 2021 in consideration for the cancellation of the SmartKem Limited options that were outstanding. Of these options, 336,557 had an exercise price of $0.001 per share and 66,029 had an exercise price of $2.00 per share and all expire on the ten year anniversary of the grant date. These options were fully vested on the grant date. In addition, the Company issued a further 1,143,976 options during March 2021 for employees and directors. The options vest over a period of four years, have an exercise price of $2.00 per share and expire on the ten year anniversary of the grant date.

Determining the appropriate fair value of share-based awards requires the input of subjective assumptions, including the fair value of the Company’s common shares, and for share options, the expected life of the option, and expected share price volatility. The Company uses the Black-Scholes option pricing model to value its share option awards. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involves inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, the share-based compensation expense could be materially different for future awards.  Options granted under the 2021 Plan for three months ended March 31, 2021 were valued using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
March 31, 2021
Expected term (years)	5 years - 6 years
Risk-free interest rate	0.6% - 1.2%
Expected volatility	54% - 55%
Expected dividend yield	0%

In the absence of a public trading market of the common share, on each grant date, the Company develops an estimate of the fair value of the common share underlying the option grants. The Company estimated the fair value of the common shares by referencing arms-length transactions inclusive of the common shares underlying which occurred on or near the valuation date(s). Once the Company’s common share are publicly traded, the Company will no longer have to estimate the fair value of the common share, rather the value will be determined based on quoted market prices. The Company determined the fair value of common share using methodologies, approaches and assumptions consistent with the AICPA Practice Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation and based in part on input from an independent third-party valuation firm.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company estimates its expected volatility by using a combination of historical share price volatilities of similar companies within our industry. The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s options on a grant date. The expected option term assumption is the contractual term, as the service period is implied under the practical expedient, since the Company does not have sufficient exercise history to estimate expected term of its historical option awards.

The following table reflects share activity under the share option plans for three months ended March 31, 2021:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-
		Average	Contractual	Average
	Number of	Exercise	Term	Fair Value at
	Shares	Price	(Years)	Grant Date
Options outstanding at January 1,2021	1,810,749	$0.06143	9.70	$3.46867
Exercised	(1,404,813)	0.01466
Cancelled	(405,936)	0.06452
Granted	1,546,562	1.56499
Options outstanding at March 31, 2021	1,546,562	$1.56499	9.98	$1.22733

The weighted-average grant-date fair value per share option granted for three months ended March 31, 2021 was $1.23.

As of March 31, 2021, there were 402,586 exercisable options outstanding.

Stock-based compensation, including stock options and warrants is included in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2021	2020
Research and development	$2,907,492	$—
Selling, general and administrative	3,112,025	—
Total	$6,019,517	$—

Total compensation cost related to non-vested stock option awards not yet recognized as of March 31, 2021 was $1,172,043 and will be recognized on a straight-line basis through the end of the vesting periods March 2025. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses are comprised of the following items:

	For the Three Months Ended March 31,
	2021	2020
Salaries and benefits	$3,727,440	$290,170
Rent expense	13,245	17,308
Utilities	650	367
Sales and marketing	21,930	23,313
Legal and professional fees	149,568	183,097
Other selling, general, and administrative expenses	69,992	11,856
Total	$3,982,825	$526,111

13.    DEFINED CONTRIBUTION PENSION:

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Contributions for the three months ended March 31, 2021 and 2020 were $31,474 and $25,887, respectively. For the three months ended March 31, 2021, and 2020, pension cost of $8,048 and $4,065 was recorded as selling, general and administrative in the statements of operations and other comprehensive loss, respectively. For the three months ended March 31, 2021, and 2020, pension cost of $23,426 and $21,822 was recorded as research and development in the statements of operations and other comprehensive loss, respectively. As of March 31, 2021 and December 31, 2020 there were no amounts owed to the pension scheme.

14.    RELATED PARTY TRANSACTIONS:

In addition to transactions and balances related share-based compensation to officers and directors, the Company incurred expenses of $6,904 and zero, for the three months ended March 31, 2021 and 2020, respectively, due to reimbursement of expenses for members of the Board of Directors. These expenses are recorded in selling, general & administrative in the condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, there was $6,904 and zero, respectively, payable to members of the Board of Directors that are recorded in accounts payable and accrued expenses on the condensed consolidated balance sheets.

15.    SUBSEQUENT EVENTS:

The dissolution of the Company’s wholly-owned subsidiary SmartKem Delaware Inc, was authorized by the Board of Directors and Stockholders on April 28, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated interim financial statements and the related notes and other financial information included in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Cautionary Note on Forward-Looking Statements” below. You should review the disclosure under the heading “Risk Factors” in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statement.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. All statements other than statements of historical fact contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology.

These forward-looking statements include, but are not limited to, statements about:

●	the implementation of our business model and strategic plans for our business, technologies and products;
●	the rate and degree of market acceptance of any of our products or organic semiconductor technology in
●	general, including changes due to the impact of (i) new semiconductor technologies, (ii) the performance of organic semiconductor technology, whether perceived or actual, relative to competing semiconductor materials, and (iii) the performance of our products, whether perceived or actual, compared to competing silicon-based and other products;
●	the timing and success of our, and our customers’, product releases;
●	our ability to develop new products and technologies;
●	our estimates of our expenses, ongoing losses, future revenue and capital requirements, including our our needs for additional financing;

●	our ability to obtain additional funds for our operations and our intended use of any such funds;
●	our ability to become listed and remain eligible on an over-the-counter quotation system;
●	our receipt and timing of any royalties, milestone payments or payments for products, under any current or future collaboration, license or other agreements or arrangements;
●	our ability to obtain and maintain intellectual property protection for our technologies and products and our ability to operate our business without infringing the intellectual property rights of others;
●	the strength and marketability of our intellectual property portfolio;
●	our dependence on current and future collaborators for developing, manufacturing or otherwise bringing our products to market;
●	the ability of our third-party supply and manufacturing partners to meet our current and future business needs;
●	our exposure to risks related to international operations;
●	our dependence on third-party fabrication facilities;
●	the impact of the COVID-19 pandemic and any future communicable disease outbreak on our business and operations;
●	our relationships with our executive officers, directors and significant stockholders;
●	our expectations regarding our classification as a “smaller reporting company,” as defined under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”), and an “emerging growth company” under the JOBS Act (as defined below) in future periods;

●	our future financial performance;
●	the competitive landscape of our industry;
●	the impact of government regulation and developments relating to us, our competitors or our industry;
●	the timing of the consummation of the purchase by the Octopus Investors (as defined below) of our common stock; and other risks and uncertainties, including those listed under the caption “Risk Factors.”

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Form 10-Q.

Any forward-looking statement in this Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward looking statements. No forward-looking statement is a guarantee of future performance. You should read this Form 10-Q and the documents that we reference in this Form 10-Q and have filed with the SEC as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward looking statements for any reason, even if new information becomes available in the future.

Overview

On February 23, 2021, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with SmartKem Limited (“SmartKem”), a private company incorporated under the Laws of England and Wales, and the former shareholders of SmartKem. Pursuant to the Exchange Agreement, all of the equity interests in SmartKem, except certain “deferred shares” which had no economic or voting rights (“Deferred Shares”) and which were purchased by us for an aggregate purchase price of $1.40, were exchanged for shares of our common stock, par value $0.0001 per share (“common stock”), and SmartKem became our wholly owned subsidiary (the “Exchange”). The Exchange was consummated on February 23, 2021.

As a result of the Exchange, we legally acquired the business of SmartKem and are continuing the existing business operations of SmartKem as a public reporting company under the name SmartKem, Inc. The Exchange was treated as a recapitalization and reverse acquisition for us for financial reporting purposes, and SmartKem is considered the acquirer for accounting purposes.

As a result of the Exchange and the change in our business and operations, a discussion of our past financial results is not pertinent, and under applicable accounting principles, the historical financial results of SmartKem, the accounting acquirer, prior to the Exchange are considered our historical financial results.

We are a pioneer in the development of materials and processes used to make organic thin-film transistors (OTFTs) for the manufacture of flexible electronics. Our TRUFLEX® semiconductor technology deposits organic ink on a substrate at a temperature as low as 80°C, enabling manufacturers to use a range of low-cost flexible plastic substrates using existing industry standard equipment and infrastructure. Our transistor stacks are flexible, bendable, wearable and lightweight and can be used in a number of different applications, including bendable smart-phone displays, curved automotive displays, e-paper displays, wearables, fingerprint sensors and printed biosensors.

Since our inception in 2009, we have devoted substantial resources to the research and development of materials and production processes for the manufacture of organic thin film transistors and the enhancement of our intellectual property. Our loss before income taxes was $9.4 million and $20.0 million for the three months ended March 31, 2021 and 2020 respectively. As of March 31, 2021, our accumulated deficit was $67.3 million. Substantially all of our operating losses have resulted from expenses incurred in connection research and development activities and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will increase in connection with our ongoing activities as we:

●	continue to develop or core material, EDA tools and foundry services;
●	add sales and field applications personnel and incur related expenses to support operational growth; and
●	increase activity directly related to promoting our products to increase revenues and add financial accounting and management systems and select personnel and incur additional legal and accounting expense as we operate as a public company.

Recent Developments

Exchange

On February 23, 2021, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with SmartKem Limited (“SmartKem”), a private company incorporated under the Laws of England and Wales, and the former shareholders of SmartKem. Pursuant to the Exchange Agreement, all of the equity interests in SmartKem, except certain “deferred shares” which had no economic or voting rights (“Deferred Shares”) and which were purchased by us for an aggregate purchase price of $1.40, were exchanged for shares of our common stock, par value $0.0001 per share (“common stock”), and SmartKem became our wholly owned subsidiary (the “Exchange”). The Exchange was consummated on February 23, 2021.

On February 23, 2021, our board of directors and all of our pre-Exchange stockholders approved an amended and restated certificate of incorporation, which was effective upon its filing with the Secretary of State of the State of Delaware on February 23, 2021 and through which we changed our name to “SmartKem, Inc.” On February 23, 2021, our board of directors and all of our pre-Exchange stockholders also adopted restated bylaws.

At the closing of the Exchange (the “Closing”), each SmartKem ordinary share issued and outstanding immediately prior to the Closing (other than the Deferred Shares) was exchanged for 0.0111907 of a share of our common stock and each SmartKem A ordinary share issued and outstanding immediate prior to the Closing was exchanged for 0.0676668 of a share of our common stock, with the maximum number of shares of our common stock issuable to the former holders of SmartKem’s ordinary shares and A ordinary shares equal to 12,725,000. This includes enterprise management incentive options to purchase 124,497,910 SmartKem ordinary shares (the “SmartKem EMI Options”) issued and outstanding immediately prior to the Closing that were accelerated and exercised by the holders thereof for a like number of ordinary shares and exchanged for shares of our common stock pursuant to the Exchange. Immediately prior to the Closing, an aggregate of 2,500,000 shares of our common stock owned by our stockholders prior to the Exchange were forfeited and cancelled (the “Stock Forfeiture”).

In addition, pursuant to the Exchange Agreement and upon Closing, the unexercised non tax- advantaged options (the “SmartKem Unapproved Options”) to purchase SmartKem ordinary shares issued and outstanding were waived and released by the holders in consideration for new options to purchase such number of shares of our common stock equal to the number of shares of SmartKem ordinary shares subject to the relevant SmartKem Unapproved Option immediately prior to the Exchange, multiplied by the applicable Exchange conversion ratio (which was equal to 0.0111907), with any fraction rounded to the nearest whole number. The exercise price per share of each such new option is equal to the then-current exercise price of the relevant SmartKem Unapproved Option divided by the applicable Exchange conversion ratio (which was equal to 0.0111907) (rounded to the nearest one-tenth of one cent), except for new options issued to a U.S. person which have an exercise price of $2.00 per share. The new options were issued pursuant to our 2021 Plan. The new options replacing the SmartKem Unapproved Options cover an aggregate of 402,586 shares of our common stock, with options covering 336,557 shares of our common stock having an exercise price of

$0.001 per share and the options covering the remaining 66,029 shares of our common stock having an exercise price of $2.00 per share.

SmartKem is considered the accounting acquirer in the Exchange and will account for the transaction as a capital transaction because SmartKem’s former shareholders received substantially all of the voting rights in the combined entity and SmartKem’s senior management represents all of the senior management of the combined entity.

Private Placement

Following the Closing, on February 23, 2021, we sold 10,162,000 shares of our common stock and pre- funded warrants to purchase up to 2,168,000 shares of our common stock for aggregate gross proceeds of approximately $24.6 million pursuant to a private placement offering of our common stock (or pre-funded warrants in lieu thereof) at a purchase price of $2.00 per share or $1.99 per pre-funded warrant, as applicable. Pursuant to the offering, we offered to certain purchasers whose purchase of shares of our common stock in the offering would otherwise have resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of our outstanding common stock immediately following the closing of the offering, the opportunity to purchase, if any such purchaser so chose, pre-funded warrants in lieu of shares of our common stock that would otherwise have resulted in such purchaser’s beneficial ownership exceeding 4.99% (or, at the election of the purchaser, 9.99%) of our outstanding common stock, at a purchase price of $1.99 per pre-funded warrant. Each pre-funded warrant is exercisable for one share of our common stock at an exercise price of $0.01 per share. The private placement offering is referred to herein as the “Offering.”

Key Factors Affecting Our Performance

There are a number of industry factors that affect our business which include, among others:

Overall Demand for Products and Applications using Organic thin film transistors

Our potential for growth depends significantly on the adoption of organic thin film transistor (OTFT) materials in the display and sensor markets and our ability to capture a significant share of any market that does develop. We expect that demand for our technology will also fluctuate based on various market cycles, continuously evolving industry supply chains, trade and tariff terms, as well as evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers.

Intense and Constantly Evolving Competitive Environment

Competition in the industries we serve is intense. Many companies have made significant investments in product development and production equipment. To remain competitive, market participants must continuously increase product performance, reduce costs and develop improved ways to serve their customers. To address these competitive pressures, we have invested in research and development activities to support new product development, improve ease of use, lower product costs and deliver higher levels of performance to differentiate our products in the market.

Governmental Trade and Regulatory Conditions

Our potential for growth depends on a balanced and stable trade, political, economic and regulatory environment among the countries where we do business. Changes in trade policy such as the imposition of tariffs or export bans to specific customers or countries could reduce or limit demand for our products in certain markets.

Technological Innovation and Advancement

Innovations and advancements in organic materials continue to expand the potential commercial application for our products. However, new technologies or standards could emerge, or improvements could be made in existing technologies that could reduce or limit the demand for our products in certain markets.

Intellectual Property Issues

We rely on patented and non-patented proprietary information relating to product development, manufacturing capabilities and other core competencies of our business. Protection of intellectual property is critical. Therefore, steps such as additional patent applications, confidentiality and non-disclosure agreements, as well as other security measures are important. While we believe we have a strong patent portfolio and there is no actual or, to our knowledge, threatened litigation against us for patent-related matters, litigation or threatened litigation is a common method to effectively enforce or protect intellectual property rights. Such action may be initiated by or against us and would require significant management time and expenses.

Components of Results of Operations

Revenue

Our revenue currently consists of revenue from the sale of demonstration products.

Cost of Revenues. Cost of revenues consists of (1) direct product costs incurred for the raw materials and manufacturing services for our products, (2) fixed product costs primarily relating to production, manufacturing and personnel and (3) depreciation consisting primarily of expenses related to our fixed assets. We expect our cost of goods sold attributable to direct product costs to increase proportionately with increases in revenue, and our cost of goods sold attributable to fixed product costs to remain substantially flat or moderately increase in connection with increases in revenue.

Other Operating Income. Our other income includes government grants received for qualifying research and development projects, and research and development tax credits related to the United Kingdom’s Research and Development Expenditure Credit scheme, which is a government tax incentive designed to reward innovative companies for investing in research and development. The income associated with these items are recognized in the period which the research and development expenses occurred. Additionally, during the three months ended March 31, 2021, the Company received government grants under the United Kingdom’s Coronavirus Job Retention Scheme.

Operating Expenses

Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel, including share-based compensation and employee benefits as well as costs associated with design, fabrication and testing of OTFT devices. In addition, research and development expenses include depreciation expenses related to our fixed assets. We expense research and development expenses as incurred. As we continue to invest in developing our technology for new products, we expect research and development expenses to remain flat or moderately increase in absolute dollars but to decline as a percentage of revenue.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of allocated compensation and related costs for personnel, including share-based compensation, employee benefits and travel. In addition, general and administrative expenses include third-party consulting, legal, audit, accounting services, allocations of overhead costs, such as rent, facilities and information technology. We expect general and administrative expenses to increase in absolute dollars in future periods due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company, as well as other costs associated with growing our business.

Non Operating Income (Expense)

Interest Expense. We issued convertible loans to a number of investors in 2018 and 2019. These loans were all converted to equity in 2020. The loans contained a beneficial conversion feature that resulted in a loan discount upon issue which was recognized as interest expense over the lifetime of the loan. Upon conversion of the loans the remaining unamortised loan discount was recognized as interest expense in 2020.

Interest Income. Interest income is interest on our cash deposits.

Other Income; Other income is the gain or loss on remeasurement of lease liabilities

Changes in Fair Value of Derivative Assets. The convertible loans contained variable conversion price scenarios that were evaluated and determined to be derivatives that were bifurcated from the loan notes and accounted for separately. The resulting derivative is accounted for at estimated market value with changes in the market value recorded in income.

Loss on Conversion of Convertible Notes. In January 2020 when the convertible loan notes were converted to A ordinary shares, a loss on conversion was recognized. The loss represents the difference between the fair value of the A ordinary shares issued and the carrying value of the convertible loan notes plus accrued interest and the fair market value of the embedded derivative on the date of conversion.

Income Tax Expense. Income tax expense consists primarily of income taxes in jurisdictions in which we conduct business. We did not incur any income tax in 2021 or 2020.

Foreign Currency Translation. Foreign currency translation reflect adjustments made due to currency fluctuations.

Results of Operations

The following tables set forth our results of operations for the periods presented. The information in the tables below should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q. The period-to-period comparisons of financial results in the tables below are not necessarily indicative of future results.

	Three Months Ended March 31,		Increase (Decrease)
US$000	2021	2020	Amount	Percentage
Revenue	—	20.8	(20.8)	(100)%
Cost of revenue	—	12.3	(12.3)	(100)%
Gross Profit	—	8.4	(8.4)	(100)%
Other Operating Income	432.5	191.9	240.6	125%
Operating Expenses
Research and development	4,013.3	1,111.7	2,901.6	261%
Selling, general and administrative	3,982.8	526.1	3,456.7	657%
Transaction expenses	1,314.0	—	1,314.0	—%
Total operating expenses	9,310.2	1,637.8	7,672.4	468%
Loss from operations	(8,877.7)	(1,437.5)	(7,440.2)	518%
Non-Operating Income (Expense)
Loss on foreign currency transactions	(470.1)	(1.6)	(468.5)	29,281%
Interest expense	(18.7)	(6,834.8)	6,816.1	(100)%
Interest income	0.2	2.0	(1.8)	(90)%
Change in fair value of derivative asset	—	(6,282.4)	6,282.4	(100)%
Loss on conversion of convertible notes payable	—	(5,469.8)	5,469.8	(100)%
Total non-operating expense	(488.6)	(18,586.5)	18,097.9	(97)%
Loss before income taxes	(9,366.3)	(20,024.0)	10,657.7	(53)%
Income tax expense	—	—	—	—
Foreign Currency Translation	17.5	(539.5)	557.0	(103)%
Total comprehensive loss	(9,348.8)	(20,563.5)	11,214.7	(55)%

We did not record any revenue in the three months ended March 31, 2021. Accordingly, and revenue, cost of revenues and gross profit were all $0 for the first quarter of 2021, a 100% decrease compared to the three months ended March 31, 2020.

Other operating income increased by $241 thousand, or 125%, to $433 thousand for the three months ended March 31, 2021, compared to $192 thousand for the 2020 period. Other operating income in 2021 largely comprised $180 thousand in research and development grant monies plus $248 thousand of research and development tax credits. Other income in 2020 comprised $192 thousand in research and development tax credits.

Operating expenses increased $7.7 million, or 468%, to $9.3 million for the three months ended March 31, 2021 compared to $1.6 million for the prior period of 2020. The increase was primarily due to the matters described below.

Research and development expense, which represents 43% and 68% of our total operating expenses for the three months ended March 31, 2021 and 2020, respectively, increased $2.9 million, or 261%, to $4.0 million for the three months ended March 31, 2021, compared to $1.1 million for the three months ended March 31, 2020. The increase was due primarily to stock-based compensation expense in 2021 as detailed in Note 11 Stock-Based Compensation to our unaudited consolidated financial statements (Part I, Item 1 of this Form 10-Q).

Selling, general and administrative expense, which represents 43% and 32% of our total operating expenses for the three months ended March 31, 2021 and 2020 respectively increased by $3.5 million or 657% to $4.0 million for the three months ended March 31, 2021, compared to $0.5 million for the three months ended March 31, 2020. This increase was mainly due to stock based-compensation expense in 2021 as detailed in Note 11 Stock-Based Compensation to our unaudited consolidated financial statements (Part I, Item 1 of this Form 10-Q).

Transaction costs of $1.3 million associated with the Exchange were incurred in the three months ended 31 March 2021.

Non-Operating Income (Expense)

The loss on foreign currency transactions was $470 thousand for the three months ended March 31, 2021, compared to $2 thousand for the three months ended March 31, 2020, an increase of $468 thousand. The increase was due to fluctuations in U.S. dollar/U.K. pound value arising from transactions denominated in foreign currencies and the translation of certain foreign currency subsidiaries balance.

Interest expense was $19 thousand for the three months ended March 31, 2021, compared to $6.8 million for the three months ended March 31, 2020, a decrease of $6.8 million. The decrease resulted from the conversion in early 2020 of all outstanding loan notes to equity which resulted in the interest expense recognition of unamortized loan discounts.

Interest income was less than $1 thousand for the three months ended March 31, 2021, compared to $2 thousand for the three months ended March 31, 2020 as a result of lower average cash deposits during the first quarter of 2021 compared to the first quarter of 2020.

The change in fair value of derivative assets was zero for the three months ended March 31, 2021, compared to $6.3 million for the three months ended March 31, 2020, a decrease of $6.3 million or 100%. The 2020 change in market value reflected the change in probability of conversion immediately before the conversion date.

The loss on conversion of convertible notes payable was zero for the three months ended March 31, 2021, compared to $5.5 million for the three months ended March 31, 2020. This loss was measured as the difference between the fair value of the A ordinary shares issued and the carrying value of the convertible loan notes plus accrued interest and the fair market value of the embedded derivative on the date of conversion in 2020.

The net loss was $9.4 million for the three months ended March 31, 2021, a decrease of $10.6 million, compared to a net loss of $20.0 million for the three months ended March 31, 2020. The decrease in loss was attributable to a reduction in non-operating losses resulting from the accounting recognition of loans converted to equity during 2020, offset by stock compensation expense and transaction costs from the Exchange in the 2021 period.

Liquidity and Capital Resources

Since inception, we have not generated significant revenue from product sales, and we have incurred significant operating losses and had an accumulated deficit of $67.3 million as of March 31, 2021. We have not commercialized any products and may not generate significant revenue from product sales during 2021, if at all. To date, we have funded our operations primarily with proceeds from the private sale of equity and debt securities and borrowing against our research and development credits. As of March 31, 2021, our cash and cash equivalents were $19.2 million. The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
US$000	2021	2020
Net cash used in operating activities	(3,741)	(1,617)
Net cash used by investing activities	—	(15)
Net cash provided by financing activities	22,204	4,279
Net change in cash	18,463	2,647
Effect of exchange rate changes on cash	8	(184)
Cash, beginning of period	764	412
Cash, end of period	19,234	2,874

Operating Activities

Net cash used in operating activities was $3.7 million for the three months ended March 31, 2021, compared to $1.6 million for the three months ended March 31, 2020, an increase of $2.1 million. The increase resulted primarily from lower R&D grant receipts in 2021 and the expenses incurred in connection with the Exchange.

Investing Activities

We used no cash in investing activities during the three months ended March 31, 2021, compared to net cash used of $15 thousand for the three months ended March 31, 2020, a decrease of $15 thousand. The decrease resulted primarily from a lower level of investment in laboratory and capital equipment in 2021.

Financing Activities

Net cash provided by financing activities was $22.2 million for the three months ended March 31, 2021 compared with $4.3 million generated from financing activities in 2020. Net cash provided by financing activities during the three months ended March 31, 2021 resulted primarily from the net proceeds of the Offering.

We expect that our cash and the net proceeds from the Offering will be sufficient to support our operations through the first half of 2023. We will need to obtain additional funds to satisfy our operational needs and to fund our sales and marketing efforts, research and development expenditures, and business development activities. Our future capital requirements will depend on many factors including our ability to generate revenue from product sales, the timing and extent of spending to support our sales and marketing, product development and research and development efforts and our needs for working capital to support our business operations. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our working capital requirements through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or products, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate commercialization, our research and product development, or grant rights to develop and market our products that we would otherwise prefer to develop and market ourselves.

In January 2021 SmartKem entered into a Facility Agreement (the “Facility Agreement”) with FRCF 2 Limited (“Lender”) pursuant to which the Lender provided SmartKem with a secured term loan facility in the amount of $738,000 (the “Facility”) as an advance against certain research and development tax credit payments expected to be received by SmartKem. Interest on amounts outstanding on the Facility bear interest at a monthly rate of 1.25%, compounded monthly, and is payable on demand. Payment of all amounts outstanding on the Facility is due on July 26, 2021. SmartKem has the right to prepay all or part of the outstanding amounts under the Facility, subject to a pre-payment penalty equal to two months’ accrued interest if such amounts are repaid prior to March 26, 2021. SmartKem is required to repay the Facility with the proceeds of the expected tax credit payments. SmartKem paid the Lender an arrangement fee of $37,000 in connection with the establishment of the Facility. SmartKem has agreed to certain affirmative and negative covenants in the Facility Agreement requiring SmartKem to provide certain information to the Lender and preventing SmartKem from, among other things: (i) incurring additional indebtedness for borrowed money, (ii) making certain payments to insiders, (iii) selling, transferring or otherwise disposing of assets other than in the ordinary course of business or in other limited circumstances, (iv) creating any additional security interest on any of its assets, (v) engaging in any sale lease-back transaction, (vi) selling, transferring or otherwise disposing of its receivables on recourse terms, (vii) entering into any arrangement under which money or the benefit of a bank or other account may be applied, set-off or made subject to a combination of accounts, or (viii) entering into any other preferential arrangement. Upon the occurrence of any event of default (defined to include, among other things, payment defaults, a breach of any representation, warranty or covenant, certain bankruptcy-related events or a Change of Control of SmartKem), the Lender may declare all amounts outstanding under the Facility due and owing (at which point interest would begin to accrue at a default rate of 4% per month) and exercise its rights with respect to its security interest in SmartKem’s assets. Pursuant to the terms of a Debenture entered into in connection with the Facility Agreement, SmartKem granted a security interest in all of its assets to the Lender.

The consummation of the Exchange constituted a Change of Control of SmartKem under the Facility. Under the terms of the Facility Agreement, a Change of Control would constitute an event of default commencing on the tenth business day after the Change of Control. We repaid the amounts that were outstanding under the Facility Agreement with a portion of the proceeds of the Offering before the end of such ten business day period.

Off-Balance Sheet Transactions

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes thereto included in this Report are prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operation, and cash flows will be affected. A summary of our critical accounting policies is presented in Note 2 Summary of Significant Accounting Policies to our unaudited consolidated financial statements (Part I, Item 1 of this Form 10-Q). There were no material changes to our critical accounting policies during the three months ended March 31, 2021.

Going Concern Evaluation

SmartKem’s condensed consolidated financial statements included elsewhere herein have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have financed our activities principally from the issuance of ordinary shares, and debt securities. We have experienced recurring losses since inception and expect to incur additional losses in the future in connection with research and development activities.

In the three months ended March 31, 2021, we raised net proceeds of $22.2 million through the Offering and at March 31, 2021 we had $19.2 million of cash after funding net cash used in operations for the three month period ended March 31, 2021 of $3.7 million.

We expect that our available cash balances will provide sufficient liquidity to fund our current obligations and projected working capital and capital expenditure requirements for at least the next 12 months. Our management consider it is appropriate to continue to adopt the going concern basis in preparing the consolidated financial statements.

Internal Control Over Financial Reporting

During the year ended December 31, 2020 and for the period ended March 31, 2021, our management and independent registered public accounting firm identified material weaknesses related (i) the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place, or not operating effectively.

We are currently in the process of remediating these material weaknesses and are taking steps that we believe will address their underlying causes. We have recruited additional finance personnel including those with expertise in generally accepted accounting principles and controls over financial reporting, have implemented measures to restrict system access and have commenced design, documentation and operation of policies and procedures covering our accounting and reporting functions.

Under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal controls during the period ending December 31, 2021.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to either early adopt or delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon, and as of the date of, this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

During the year ended December 31, 2020 and the period ended March 31, 2021, our management and independent registered public accounting firm identified material weaknesses related (i) the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place, or not operating effectively.

We are currently in the process of remediating these material weaknesses and are taking steps that we believe will address their underlying causes. We have recruited additional finance personnel including those with expertise in generally accepted accounting principles and controls over financial reporting, have implemented measures to restrict system access and have commenced design and documentation and operation of policies and procedures covering our accounting and reporting functions.

Under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal controls during the period ending December 31, 2021.

Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

An investment in our securities is highly speculative and involves a high degree of risk. We face a variety of risks that may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict. You should carefully consider the risks described below together with all of the other information in this Report, including our financial statements and the related notes and the information described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other filings with the SEC. If any of the risks described below occur, our business, financial condition, results of operations and prospects could be materially adversely affected. In that case, the market price of our common stock would likely decline and investors could lose all or a part of their investment. Only those investors who can bear the risk of loss of their entire investment should consider an investment in our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.

Risks Related to our Business and the Industry in Which We Operate

We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability. If we cannot achieve or maintain profitability, stockholders could lose all or part of their investment.

Since our inception, we have generated substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of March 31, 2021, we had an accumulated deficit of $67.3 million. For the year ended December 31, 2020 our total comprehensive loss was $23.4 million and for the three months ended March 31, 2021, our total comprehensive loss was $9.3 million. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to generate revenue to offset our increased operating expenses. If we are unable to generate revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

We have incurred recurring losses since inception and, as of March 31, 2021, had an accumulated deficit of $67.3 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products, and it is possible we will never achieve profitability. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2019 and 2020. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We expect that our cash and cash equivalents will be sufficient to support our operations through the first half of 2023. We will need to obtain additional funds to satisfy our operational needs and to fund our sales and marketing efforts, research and development expenditures, and business development activities. It is possible this period could be shortened if there are any significant increases in planned spending or development programs or more rapid progress of development programs than anticipated. Our future capital requirements will depend on many factors including our ability to generate revenue from product sales, the timing and extent of spending to support our sales and marketing, product development and research and development efforts and our needs for working capital to support our business operations. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our working capital requirements through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or products, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate commercialization, our research and product development, or grant rights to develop and market our products that we would otherwise prefer to develop and market ourselves, it may also impact our ability to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

Our quarterly results of operations are likely to vary from period to period, which could cause the market price of our common stock to fluctuate or decline.

Our results of operations have varied from period to period, and we expect that our quarterly results of operations will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

●	our ability to attract existing customers, including due to our perceived or actual financial condition;
●	the budgeting cycles and purchasing practices of customers;
●	the timing and length of our sales cycles, including the ability of our customers to design-in successfully with our technology;
●	changes in customer requirements or market needs, including market acceptance of our technology;
●	the timing and impact of new product introductions by us or our competitors or any other change in the competitive landscape of the semiconductor industry, including consolidation among our customers or competitors;
●	deferral of orders from customers in anticipation of new products or product enhancements announced by us or our competitors;
●	our ability to execute our growth strategy and operating plans;
●	our ability to successfully expand our business domestically and internationally;
●	our ability to successfully compete with other companies in our market;
●	changes in our pricing policies or those of our competitors;
●	any disruption in, or termination of, our relationship with channel partners;
●	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products, or confronting our key suppliers, which could disrupt our supply chain;
●	the cost and potential outcomes of potential future litigation;
●	general economic conditions, both domestic (including the impact of “Brexit” on the U.K. economy) and in our foreign markets and
●	the amount and timing of operating costs and capital expenditures related to the expansion of our business.

Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our quarterly operating results. As a result of this variability, our historical results of operations should not be relied upon as an indication of future performance. Moreover, this variability and unpredictability could result in our failure to follow through on our operating plans or meet the expectations of investors for any period. If we fail to follow through on our operating plans or meet such expectations for these or other reasons, the market price of our common stock could fall substantially.

We may not be able to develop technologies and products to satisfy changes in customer demand or industry standards, and our competitors could develop products that decrease the demand for our products.

Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the industries of many of our customers and potential customers. Our financial performance depends, in part, on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis.

We have not commercialized any of our products. Our principal focus has been on research and development activities to improve our technology and make our product offerings more attractive to potential customers. These projects are subject to various risks and uncertainties we are not able to control, including changes in customer demand or industry standards and the introduction of new or superior technologies by others. Moreover, any failure by us in the future to develop new technologies or timely react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of our market share to our competitors. In addition, products or technologies developed by others may render our products or technologies obsolete or non-competitive. Further, if our products are not in compliance with prevailing industry standards, such non-compliance could materially and adversely affect our financial condition, cash flows and results of operations.

We compete in highly competitive markets characterized by rapid technological changes, and existing and new companies may introduce products that compete with ours, which may adversely our business and operating results.

The markets in which we compete are highly competitive. We expect competition to intensify in the future as existing competitors and new market entrants introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and the loss of market share, any of which could seriously harm our business, financial condition and results of operations. Additionally, our competitors may develop technology that would make ours non-competitive or obsolete. If we do not keep pace with product and technology advances and otherwise keep our product offerings competitive, there could be a material and adverse effect on our competitive position, revenue and prospects for growth. Many of our existing competitors, have, and some of our potential competitors could have, substantial competitive advantages such as:

●	greater name recognition, longer operating histories and larger customer bases;
●	larger sales and marketing budgets and resources;
●	broader distribution and established relationships with channel partners and customers;
●	broader and deeper product lines;
●	greater customer support resources;
●	greater resources to make acquisitions;
●	lower labor and research and development costs;
●	substantially greater financial and other resources; and
●	larger scale manufacturing operations.

Some of our larger competitors have substantially broader product offerings and may be able to leverage their relationships with channel partners and customers based on other products to gain business in a manner that discourages users from purchasing our products, including by selling at zero or negative margins or product bundling. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. As a result, even if the features of our products are superior, customers may not purchase our products. In addition, innovative start-up companies, and larger companies that are making significant investments in research and development, may invent similar or superior products and technologies that compete with our products. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, financial condition and results of operations could be adversely affected.

If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell our existing or future product candidates, if approved, or generate product revenue.

We do not currently have a fully staffed sales organization. We intend to commercialize our products with a direct sales force. To achieve this, we will be required to build a direct sales organization. We also will have to build our marketing, sales, managerial and other non-technical capabilities or make arrangements with third parties for distribution and to perform certain of these other services, and we may not be successful in doing so. Building an internal sales organization is time consuming and expensive and will significantly increase our compensation expense. We may be unable to secure contracts with distributors on favorable terms or at all. We have no prior experience in the marketing, sale and distribution of our products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and motivate qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively oversee a geographically dispersed sales and marketing team. If we are unable to build an effective sales organization and/or if we are unable to secure relationships with third-party distributors, we will not be able to commercialize successfully our products, our future product revenue will suffer and we would incur significant additional losses.

We rely on the Centre for Process Innovation or CPI, for access to fabrication and expect to enter into arrangements with third-party fabricators to produce our products at commercial scale. The loss of access to the CPI facility, or our inability to enter into agreements with third-party fabricators could have a material adverse effect on our business development.

We do not have our own fabrication facility and rely on CPI for access to its facility for fabrication of prototypes and demonstration products. If we lost access to CPI’s fabrication facility, it would materially and adversely affect our ability to manufacture prototypes and demonstration products for potential customers. The loss of access may also significantly impede our ability to engage in product development and process improvement activities. We expect to enter into arrangements with third-party fabricators to produce products for customers for demonstration products or for commercial product sale, other than for our formulated materials. The third party fabricators are often located in Asia, but could also be in the United States. No assurance can be given that we will be able to negotiate agreements with third-party fabricators on terms that are acceptable to us. Third-party fabricators may not have the ability to provide us with access to adequate capacity for our needs and our customers’ needs. We will also have less control over delivery schedules and overall support compared to competitors who have commercial fabrication operations. If the fabricators we use are unable or unwilling to manufacture our products in our required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative fabricators. This qualification process could typically take three to six months and we may not find sufficient capacity in a timely manner or at an acceptable cost to satisfy our production requirements. Some companies that supply products to our customers are similarly dependent on a limited number of suppliers. These other companies’ products may represent important components of the displays into which our products are designed. If these companies are unable to produce the volumes demanded by our customers, our customers may be forced to slow down or halt production on the equipment for which our products are designed, which could materially impact our order levels and our results of operations.

Because we will depend on third-party fabricators to manufacture products for us, we will be susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales, income and customers.

We expect to rely on third-party fabricators to manufacture products containing our proprietary inks for certain of our future customers. Our reliance on these third-party fabricators reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing. Any manufacturing disruption by these third-party fabricators could severely impair our ability to fulfill orders. Our reliance on third-party fabricators also creates the potential for infringement or misappropriation of our intellectual property. If we are unable to manage our relationships with third-party fabricators effectively, or if our third-party fabricators experience delays or disruptions for any reason, increased manufacturing lead-times, capacity constraints or quality control problems in their fabrication operations, or if they otherwise fail to meet our future requirements for timely delivery, our ability to ship products to our customers would be severely impaired, and our business and results of operations would be seriously harmed.

We expect that our sales cycles will be long and unpredictable, and our sales efforts will require considerable time and expense. As a result, our revenue is difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

Our results of operations may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of our expected sales cycle and the short-term difficulty in adjusting our operating expenses. We provide reference designs and prototypes intended to demonstrate our ability to satisfy customer requirements and we expect that we will be required to continue to do so before receiving sales orders, which will result in a relatively long sales cycle. Because we expect that the length of time required to close a sale will vary substantially from customer to customer and each customer has its own requirements, it is difficult to predict exactly when, or even if, we will make a sale with a potential customer after significant work has been put in to create a model or prototype. As a result, we expect that individual sales will, in some cases, occur in quarters subsequent to or in advance of those we anticipated, or will not occur at all, which makes it difficult for us to forecast our revenue accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short term, our results of operations will suffer if our revenue falls below expectations in a particular quarter, which could cause the market price of our common stock to decline. Additionally, to the extent our competitors develop products that our prospective customers view as equivalent or superior to ours, the average duration of our sales cycles may increase, and our sales efforts may be less successful.

Our current operations are concentrated in one location and in the event of an earthquake, terrorist attack or other disaster affecting this location or those of our major suppliers, our operations may be interrupted and our business may be harmed.

Our principal executive offices and primary operating facilities are situated in England and Asia, and most of our major suppliers, which are wafer foundries and assembly houses, are located in areas that have been subject to severe earthquakes and are susceptible to other disasters such as tropical storms, typhoons or tsunamis. In the event of a disaster, such as an earthquake and tsunami in Japan, we or one or more of our major suppliers may be temporarily unable to continue operations and may suffer significant property damage. Any interruption in our ability, or that of our major suppliers, to continue operations could delay the development and shipment of our products and have a substantial negative impact on our financial results. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts or coverage of insurance will be sufficient to satisfy any damages and losses.

We rely on our management team and other key employees and will need additional personnel to grow our business. The loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.

Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization. The loss of one or more members of our management team or other key employees could materially impact our sales or our research and development programs and materially harm our business, financial condition, results of operations and prospects. We do not maintain key person life insurance policies on any of our management team members or key employees. Competition for highly skilled personnel is intense. We may not be successful in attracting or retaining qualified personnel to fulfill our current or future needs. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all.

If we fail to effectively manage our growth, our business, financial condition and results of operations would be harmed.

We are a development stage company and are subject to the strains of ongoing development and growth, which has placed significant demands on our management and our operational and financial infrastructure. To manage any growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

●	effectively attracting, training and integrating new employees, particularly members of our sales, applications and research and development teams;
●	further improving our key business applications, processes and IT infrastructure to support our business needs;
●	enhancing our information and communication systems to ensure that our employees and offices around the world are well coordinated and can effectively communicate with each other and our channel partners and customers; and
●	appropriately documenting and testing our IT systems and business processes.

These and other improvements in our systems and controls will require significant capital expenditures and the allocation of valuable management and employee resources. If we fail to implement these improvements effectively, our ability to manage growth and ensure ongoing operation of key business systems would be impaired, and our business, financial condition and results of operations would be harmed.

The COVID-19 pandemic or the widespread outbreak of any other communicable disease could materially and adversely affect our business, financial condition and results of operations.

We face risks related to health epidemics or outbreaks of communicable diseases, for example, the recent outbreak around the world of the highly transmissible and pathogenic coronavirus COVID-19. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries. In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and on March 11, 2020 was declared a pandemic by the World Health Organization. To limit the spread of COVID-19, governments have taken various actions from time to time including the issuance of travel restrictions, complete or partial prohibitions of non-essential activities, restrictions or shutdowns of non-essential businesses, stay-at-home orders and social distancing guidelines. Some of these actions have varied from initial responses, pivoting between full or complete to partial or limited restrictions depending upon local or regional conditions. As local jurisdictions continue to impose new restrictions or alter existing ones, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. For example, during the pandemic, travel to and from Asia has been significantly restricted. As a result, we have had to cease virtually all business travel and have sought to increase our presence in affected markets through other means, including the hiring of additional local staff where appropriate. Because our expected customers will require training and support in process development to adopt the use of our inks in their products, our inability to travel to customers sites or to bring customers to our facilities for training has and may continue to significantly affect our ability to obtain customers and create a market for our inks.

Many of our expected customers are located in Asia, a region which has reported large numbers of patient cases and deaths and which has imposed severe lock-down restrictions in an effort to combat the pandemic. Those customers have reported supply shortages and manufacturing delays as a result of the pandemic and the related restrictions, which has had a material adverse impact on the expected markets for our products. In addition, shipping costs have increased significantly as a result of limitations on other modes of transportation. The global spread of COVID-19 has created significant volatility and uncertainty in global financial markets and may materially affect us economically and such conditions continue to persist. While the potential economic impact brought by, and the duration of, the COVID-19 or another pandemic may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 or another similar pandemic could materially affect our business and the value of our common stock.

The COVID-19 outbreak may also affect the ability of our staff and the parties we work with to carry out our product development and manufacturing activities. We rely on our research and development employees, consultants, independent contractors, contract manufacturers and other third-party service providers to assist us in developing, producing and marketing our products. We believe that the COVID-19 pandemic may negatively impact the ability of these parties to provide us with the level of resources and services required for us to successfully develop, produce and sell our products. From time to time, our ability to provide fabrication services to potential customers has also been affected.

The extent to which the COVID-19 or another world-wide pandemic may impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and geographic reach of the outbreak, the severity of the outbreak in particular regions, the effectiveness of actions to contain COVID-19 or another communicable disease and the availability and cost of vaccines and other treatments for those affected by the pandemic.

We are subject to a number of risks associated with international sales and operations.

We have small teams that are engaged in marketing, selling and supporting our products internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining international employees, particularly managers and other members of our international sales team, we may experience difficulties in sales productivity in, or market penetration of, foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor and reseller relationships with our international channel partners or recruit additional channel partners, our future success in these international markets could be limited.

We are subject to risks associated with international operations.

We have operations in the United Kingdom and Asia and expect that most of our sales revenue will result from sales to customers in Asia. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including:

●	fluctuations in U.S. dollar/U.K. pound value arising from transactions denominated in foreign currencies and the translation of certain foreign currency subsidiaries balances;
●	difficulties in staffing and managing multi-national operations;
●	general economic and political uncertainties and potential for social unrest in countries in which we or our customers operate;
●	limitations on our ability to enforce legal rights and remedies;
●	restrictions on the repatriation of funds;
●	changes in trade policies, laws, regulations, political leadership and environment, and/or security risks;
●	tariff regulations;
●	difficulties in obtaining export and import licenses and compliance with export/import controls and regulations;
●	the risk of government financed competition;
●	compliance with a variety of international laws as well as U.K. regulations, rules and practices affecting the activities of companies abroad; and

●	difficulties in managing and staffing international operations and the required infrastructure costs, including legal, tax, accounting, and information technology.

Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations could subject us to penalties and other adverse consequences.

We are subject to anti-bribery, anti-corruption and anti-money laundering laws and regulations including the U.K. Bribery Act 2010 (“Bribery Act”), the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which we do business from time to time, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person or gain any improper advantage. The Bribery Act, FCPA and similar applicable anti-bribery and anti-corruption laws also prohibit our third-party business partners, representatives and agents from engaging in corruption and bribery. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions.

We are also subject to other laws and regulations governing international operations, including regulations administered by the governments of the U.K and the U.S., and authorities in the European Union, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws.

Any violation of the Bribery Act, FCPA or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws including Trade Control laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from government contracts, substantial diversion of management’s attention, drop in stock price or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition, and results of operations.

The potential impact of “Brexit” could have a material adverse effect on our business.

The determination by the U.K. to exit its relationship with the European Union (“Brexit”) could have an impact on our business, financial condition and results of operations. The U.K.’s membership of the European Union ceased on January 1, 2021. There are significant uncertainties in relation to what the impact will be on the fiscal, monetary and regulatory landscape in the U.K., including inter alia, the U.K.’s tax system, the conduct of cross-border business and export and import tariffs. There is also uncertainty in relation to how, when and to what extent these developments will impact on the economy in the U.K., the future growth of its various industries on levels of investor activity and confidence, on market performance and on exchange rates. There is also a risk that Brexit could result in other member states of the European Union reconsidering their respective membership of the European Union. Although it is not possible to predict fully the effects of the exit of the U.K. from the European Union, any of these risks, taken singularly or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Our business may be affected by litigation and government investigations.

We may from time to time receive inquiries and subpoenas and other types of information requests from government authorities and others and we may become subject to claims and other actions related to our business activities. While the ultimate outcome of investigations, inquiries, information requests and legal proceedings is difficult to predict, defense of litigation claims can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, costs and significant payments, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to our Intellectual Property

Any failure by us to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.

To compete effectively, we must protect our intellectual property. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We hold numerous patents and have a number of pending patent applications. However, our portfolio of patents evolves as new patents are issued and older patents expire and the expiration of patents could have a negative effect on our ability to prevent competitors from duplicating certain or all of our products.

We might not succeed in obtaining patents from any of our pending applications. Even if we are awarded patents, they may not provide any meaningful protection or commercial advantage to us, as they may not be of sufficient scope or strength or may not be issued in all countries where our products can be sold. In addition, our competitors may be able to design around our patents.

There can be no assurance that an issued patent will remain valid and enforceable in a court of law through the entire patent term. Should the validity of a patent be challenged, the legal process associated with defending the patent can be costly and time consuming. Issued patents can be subject to oppositions, interferences and other third-party challenges that can result in the revocation of the patent or limit patent claims such that patent coverage lacks sufficient breadth to protect subject matter that is commercially relevant. Competitors may be able to circumvent our patents. In cases where market ramp of our products may encounter delays it is possible that some patents or licensed patents covering the product has expired or will be in force for only a short period of time following such market ramp. We cannot predict with any certainty if any third party patent rights, or other proprietary rights, will be deemed infringed by the use of our technology. Nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties.

To protect our product technology, documentation and other proprietary information, we enter into confidentiality agreements with our employees, customers, consultants and strategic partners. We require our employees to acknowledge their obligation to maintain confidentiality with respect to our products. Despite these efforts, we cannot guarantee that these parties will maintain the confidentiality of our proprietary information in the course of future employment or working with other business partners. We develop, manufacture and sell our products in Asia and other countries that may not protect our intellectual property rights to the same extent as the laws of the U.K. and the U.S. This makes piracy of our technology and products more likely. Steps we take to protect our proprietary information may not be adequate to prevent theft of our technology. We may not be able to prevent our competitors from independently developing technologies and products that are similar to or better than ours.

Vigorous protection and pursuit of intellectual property rights or positions characterize the semiconductor industry. This often results in expensive and lengthy litigation. We, and our customers or suppliers, may be accused of infringing patents or other intellectual property rights owned by third parties in the future. An adverse result in any litigation against us or a customer or supplier could force us to pay substantial damages, stop manufacturing, using and selling the infringing products, spend significant resources to develop non-infringing technology, discontinue using certain processes or obtain licenses to use the infringing technology. In addition, we may not be able to develop non-infringing technology or find appropriate licenses on reasonable terms or at all.

Patent disputes in the semiconductor industry between industry participants are often settled through cross-licensing arrangements. Our portfolio of patents may not have the breadth to enable us to settle an alleged patent infringement claim through a cross-licensing arrangement, especially for patent disputes brought by non-practicing entities (patent holders who do not manufacture products but only seek to monetize patent rights) that cannot be settled through cross-licensing and cannot be avoided through cross-licensing with industry practitioners. We may therefore be more exposed to third-party claims than some of our larger competitors and customers.

Customers may make claims against us in connection with infringement claims made against them that are alleged to relate to our products or components included in our products, even where we obtain the components from a supplier. In such cases, we may incur monetary losses due to cost of defense, settlement or damage award and non-monetary losses as a result of diverting valuable internal resources to litigation support. To the extent that claims against us or our customers relate to third-party intellectual property integrated into our products, there is no assurance that we will be fully or even partially indemnified by our suppliers against any losses.

Furthermore, we may initiate claims or litigation against third parties for infringing our proprietary rights or to establish the validity of our proprietary rights. This could consume significant resources and divert the efforts of our technical and management personnel, regardless of the litigation’s outcome.

Risks Related to our Financial Control Environment

Being a public company can be administratively burdensome and will significantly increase our legal and financial compliance costs.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, the listing requirements of any national securities exchange or other exchange and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will significantly increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Among other things, we are required to:

●	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;
●	maintain policies relating to disclosure controls and procedures;
●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;
●	institute a more comprehensive compliance function, including with respect to corporate governance; and
●	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations will require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of our board of directors and management. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.

Prior to the consummation of the Exchange, SmartKem was not a publicly listed company, nor an affiliate of a publicly listed company, and did not have dedicated accounting personnel and other resources to address internal control and other procedures commensurate with those of a publicly listed company. Effective internal control over financial reporting is necessary to increase the reliability of financial reports.

The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of SmartKem as a privately held company. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable after the Exchange. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of our common stock.

Following the Exchange, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until our first annual report on Form 10-K following the date on which we cease to qualify as an “emerging growth company,” which may be up to five full fiscal years following the year in which the first sale of our common stock pursuant to a registration statement occurs. If such evaluation were performed, control deficiencies could be identified by our management, and those control deficiencies could also represent one or more material weaknesses. In addition, we cannot predict the outcome of this determination and whether we will need to implement remedial actions in order to implement effective control over financial reporting. If in subsequent years we are unable to assert that our internal control over financial reporting is effective, or if our auditors express an opinion that our internal control over financial reporting is ineffective, we may fail to meet the future reporting obligations in a timely and reliable manner and our financial statements may contain material misstatements. Any such failure could also adversely cause our investors to have less confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the market price of our common stock.

We identified material weaknesses in connection with our internal financial reporting controls. Although we are taking steps to remediate these material weaknesses, there is no assurance we will be successful in doing so in a timely manner, or at all, and we may identify other material weaknesses.

In connection with the audits of our consolidated financial statements for the years ended December 31, 2020 and 2019, our management and independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. The material weaknesses related to (i) the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place, or not operating effectively. As a result, numerous adjustments to our consolidated financial statements were identified and made during the course of the audit process.

We are currently not required to comply with Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting. Further, our independent registered public accounting firm is not required and has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies may have been identified by our management or independent registered public accounting firm, and such control deficiencies could have also represented one or more material weaknesses in addition to those previously identified. We are currently in the process of remediating these material weaknesses and we are taking steps that we believe will address their underlying causes. We have enlisted the help of external advisors to provide assistance in compliance with generally accepted accounting principles in the short term, and are evaluating the longer-term resource needs of our accounting staff, including expertise in compliance with generally accepted accounting principles. These remediation measures may be time consuming and costly, and might place significant demands on our financial, accounting and operational resources. In addition, there is no assurance that we will be successful in hiring any necessary finance and accounting personnel in a timely manner, or at all.

Assessing our procedures to improve our internal control over financial reporting is an ongoing process. We can provide no assurance that our remediation efforts described herein will be successful and that we will not have material weaknesses in the future. Any material weaknesses we identify could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

Our lack of an independent audit committee at this time may hinder our board of directors’ effectiveness in monitoring our compliance with our disclosure and accounting obligations. Until we establish such committee, we will be unable to obtain a listing on a national securities exchange.

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by Nasdaq. Currently, our audit committee includes directors who do not meet the heightened independence requirements for membership on our audit committee established by Nasdaq and the SEC. Our audit committee plays a crucial role in the corporate governance process, assessing our processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of a fully independent audit committee may affect our board’s effectiveness in monitoring our compliance with our disclosure and accounting obligations. An independent audit committee is required for listing on any national securities exchange. Therefore, until such time as we meet the audit committee independence requirements of a national securities exchange, we will be ineligible for listing on any national securities exchange. We may, however, have difficulty attracting and retaining independent directors with the requisite qualifications to serve on an audit committee.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below the expectations of investors, resulting in a decline in the market price of our common stock.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Significant assumptions and estimates used in preparing our financial statements include those related to assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of investors, resulting in a decline in the market price of our common stock.

Changes in accounting rules and regulations, or interpretations thereof, could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies for companies such as ours, including policies governing revenue recognition, leases, research and development and related expenses, and accounting for stock-based compensation, are subject to review, interpretation and guidance from our auditors and relevant accounting authorities, including the SEC. Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate or otherwise change or revise our historical financial statements, including those contained in this Report.

Risks Related to Our Common Stock

We are an “emerging growth company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in this Report and our periodic reports and proxy statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this Report. We could be an emerging growth company until the fifth anniversary of the first sale of our common stock pursuant to a registration statement occurs, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of June 30 of any year or if we have total annual gross revenue of $1.07 billion or more during any fiscal year, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in nonconvertible debt during any three-year period, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Report and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and we have a public float of less than $250 million and annual revenues of less than $100 million during our most recently completed fiscal year. In the event that we are still considered a smaller reporting company at such time as we cease being an “emerging growth company,” we will be required to provide additional disclosure in our SEC filings. However, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and in a registration statement under the Exchange Act on Form 10. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

An active trading market for our common stock may not develop or be sustained which may make it difficult for investors to sell shares of our common stock and may make it difficult for us to raise capital.

Our common stock is not listed on a national securities exchange or any other exchange, or quoted on an over-the-counter market. Therefore, there is no trading market, active or otherwise, for our common stock. We plan for our common stock to become and remain eligible for quotation on the OTC Markets, or on another over-the-counter quotation system, or in the pink sheets. In those venues, however, the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent and the trading price of our common stock may be extremely volatile. Investors may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell their shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. No assurance can be given that an active trading market for our common stock will develop or be sustained. The lack of an active market for our common stock may make it difficult for investors to sell shares of our common stock and may make it difficult for us to raise capital.

We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which may cause the trading of our common stock to suffer, cause the trading market for our common stock to be less liquid and subject our common stock price to increased volatility.

In addition, we may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges or the OTC Markets, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

The designation of our common stock as a “penny stock” would limit the liquidity of our common stock.

Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act) in any market that may develop in the future. Generally, “penny stock” is common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers and investors choose not to participate in penny stock transactions, which may result in further liquidity constraints and declines in the trading price of our common stock. Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares of our common stock.

We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend upon our earnings, if any, capital requirements, operating and financial conditions, contractual restrictions, including any loan or debt financing agreements, and on such other factors as our board of directors deems relevant. In addition, we may enter into agreements in the future that could contain restrictions on payments of cash dividends. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of our common stock. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares of our common stock, nor can we assure that stockholders will not lose the entire amount of their investment.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

We have, at our expense, prepared and filed a registration statement with the SEC registering the resale of up to (1) 12,725,000 shares of our common stock issued in connection with the Exchange; (2) 50,000 shares of our common stock issued to an advisor in connection with the Exchange; (3) all shares of our common stock issued in connection with the Offering (including shares of our common stock issuable upon the exercise of the pre-funded warrants sold in the Offering and shares of our common stock issuable upon the exercise of the Placement Agent Warrants); and (4) 2,500,000 shares of our common stock held by our pre-Exchange stockholders. The registration statement permits the resale of these shares of our common stock at any time for up to five years following the effective date of such registration statement. The resale, or expected or potential resale, of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there will be a large number of shares of our common stock registered pursuant to a registration statement, selling stockholders will continue to offer shares of our common stock covered by such registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

No assurance can be given that the Octopus Share Purchase will be consummated or as to the timing thereof.

Octopus Titan VCT plc and certain related parties (the “Octopus Investors”) have agreed to purchase $2.0 million of our common stock on the same economic terms as the shares of common stock sold in the Offering subject to the satisfaction of certain U.K related tax requirements (the “Octopus Share Purchase”). Under the terms of the Octopus Letter Agreement, the Octopus Share Purchase may not occur before July 1, 2021 or such date as is one year from the end of our last fiscal year. In the event that we do not change our fiscal year end from December 31, the Octopus Share Purchase could not occur until January 1, 2022, subject to the satisfaction of the other conditions set forth in the Octopus Letter Agreement. The Octopus Share Purchase is conditioned on, among other things, the requirement that our gross assets must be less than £15.0 million at the time of the purchase and less than £16.0 million after giving effect to the Octopus Share Purchase. There can be no assurance that we will satisfy the conditions set forth in the Octopus Letter Agreement, many of which are highly technical due to U.K. tax requirements that are applicable to the Octopus Investors. Consequently, no assurance can be given that the Octopus Share Purchase will be consummated or as to the timing thereof.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. In addition, because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, and because we will not be listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our company. We cannot assure you that brokerage firms will provide analyst coverage of our company in the future, or continue such coverage if started. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our company as a result of more limited coverage by analysts and the media, which could harm our ability to raise additional funding in the future. The failure to receive research coverage or support in the market for shares of our common stock will have an adverse effect on our ability to develop a liquid market for our common stock, which will negatively impact the trading price of our common stock.

In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our principal stockholders and management will continue to have substantial control over us after the offering and could delay or prevent a change in corporate control.

Immediately after giving effect to the Exchange, the Stock Forfeiture and the Offering, (1) Octopus Titan VCT Plc became our largest stockholder, owning approximately 25.5 % of our common stock, and (2) our executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own 44.4% of our common stock. As a result, these stockholders, acting together have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly impact the management and affairs of our company. The interests of these stockholders may not be the same as or may even conflict with your interests. The concentration of ownership might decrease the market price of our common stock by:

●	delaying, deferring, or preventing a change in control of the company, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock;
●	impeding a merger, consolidation, takeover, or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

The significant concentration of stock ownership may also adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Provisions in our certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

●	establish a classified board of directors so that not all members of our board are elected at one time;
●	provide that directors may only be removed “for cause;”
●	authorize the issuance of “blank check” preferred stock that our board of directors could issue from time to time to increase the number of outstanding shares and discourage a takeover attempt
●	eliminate the ability of our stockholders to call special meetings of stockholders;
●	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders;
●	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;
●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
●	require supermajority approvals to remove the protective provisions in our certificate of incorporation and bylaws listed above or to amend our bylaws.

Such provisions could impede any merger, consolidation, takeover or other business combination involving the company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation requires that, unless we consent in writing to the selection of an alternative forum:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a claim of breach of any fiduciary duty owed by any current or former director, officer, other employee or stockholder of ours to our company or our stockholders;

●	any action asserting a claim arising pursuant to any provision of the Delaware General Corporate Law (the “DGCL”), our certificate of incorporation or bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or
●	any action asserting a claim governed by the internal affairs doctrine;

the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the exclusive forum or if the Court of Chancery of the State of Delaware does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware.

Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

The exclusive forum provisions described above do not apply to claims arising under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our certificate of incorporation. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this provision may limit or discourage a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

We note that there is uncertainty as to whether a court would enforce the provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision will benefit us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, and because we will not be listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for shares of our common stock will have an adverse effect on our ability to develop a liquid market for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

2.1 #

Share Exchange Agreement, dated as of February 23, 2021, among the Registrant, SmartKem Limited and the shareholders of SmartKem Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.1 *	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.1 *

Engagement Letter, dated December 15, 2020, by and between GP Nurmenkari Inc. and SmartKem Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.2 #	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.3 #	U.K. Tax Advantaged Sub-Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.4	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.5 *	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.6#

Employment Agreement, dated as of February 23, 2021, by and between the Registrant and Ian Jenks (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.7#

Employment Agreement, dated as of February 23, 2021, by and between SmartKem Limited and Robert Bahns (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.8#

Employment Agreement, dated as of February 23, 2021, by and between SmartKem Limited and Simon Ogier (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.9#

Consultancy Agreement, dated as of February 23, 2021, by and between SmartKem Limited and B Brown Consultants Ltd. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.10 *

Licence of Office Space, dated September 16, 2020, by and between SmartKem Limited and CPI Innovation Services Limited (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.11 *

Licence of Office Space, dated April 21, 2020, by and between SmartKem Limited and CPI Innovation Services Limited (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.12 **

Lease of The Whole of the 8th Floor, Hexagon Tower, Manchester, M9 8GP, dated April 16, 2019, between AG Hexagon BV and SmartKem Limited. (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.13**

Framework Services Agreement, dated February 23, 2021, by and between SmartKem Limited and CPI Innovation Services Limited (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.14

Facility Agreement, dated January 26, 2021, by and between SmartKem Limited and FRCF 2 Limited (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.15

Debenture Agreement, dated January 26, 2021, by and between SmartKem Limited and FRCF 2 Limited (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.16	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.17	Form of Pre-Exchange Indemnity Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.18

Letter Agreement, dated as of February 23, 2021, among the Registrant and Octopus Titan VCT plc and certain related parties (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits to the SEC on a confidential basis upon request.

** Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed. The Registrant hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits to the SEC on a confidential basis upon request.

# Indicates management contract or compensatory plan.

†  Filed herewith.

†† This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 17, 2021

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Bahns
Name:	Robert Bahns
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)