Form 10-Q
period 2021-06-30
SmartKem, Inc.
filed 2021-08-13
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 11 2021, there were 25,462,000 of the registrant’s shares of common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$16,430,719	$763,814
Accounts receivable	—	18,385
Research and development tax credit receivable	1,490,253	981,568
Prepaid expenses and other current assets	1,204,262	259,046
Total current assets	19,125,234	2,022,813
Property, plant equipment, net of accumulated depreciation of $1,014,063 and $908,238	715,068	682,325
Right-of-use assets, net	231,967	236,123
Other assets	9,574	8,408
Total assets	$20,081,843	$2,949,669

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$1,307,662	$860,633
Current lease liabilities	176,694	217,313
Total current liabilities	1,484,356	1,077,946
Non-current lease liabilities	33,548	20,475
Total liabilities	1,517,904	1,098,421

Stockholders’ Equity:
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 25,462,000 and 13,627,887 shares issued and outstanding, at June 30, 2021 and December 31, 2020, respectively*	2,547	1,363
Additional paid-in capital	89,721,913	61,275,841
Accumulated other comprehensive loss	(1,447,191)	(1,479,841)
Accumulated deficit	(69,713,330)	(57,946,115)
Total Stockholders’ equity	18,563,939	1,851,248

Total Liabilities and Stockholders’ Equity	$20,081,843	$2,949,669
*	Please refer to Note 1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$20,770
Cost of revenue	—	—	—	12,348
Gross profit	—	—	—	8,422

Other operating income	255,648	186,119	688,171	377,996

Operating Expenses:
Research and development	1,355,167	998,985	5,368,511	2,110,638
Selling, general and administrative	1,345,248	242,776	5,328,073	768,887
Transaction expenses	15,232	—	1,329,271	—
Total operating expenses	2,715,647	1,241,761	12,025,855	2,879,525

Loss from operations	(2,459,999)	(1,055,642)	(11,337,684)	(2,493,107)

Non-operating Income (Expense)
Gain (loss) on foreign currency transactions	57,230	148	(412,853)	(1,418)
Interest expense	—	—	(18,697)	(6,834,772)
Interest income	1,869	1,227	2,019	3,251
Change in fair value of derivative asset	—	—	—	(6,282,381)
Loss on conversion of convertible notes payable	—	—	—	(5,469,825)
Total non-operating income (expense)	59,099	1,375	(429,531)	(18,585,145)

Loss before income taxes	(2,400,900)	(1,054,267)	(11,767,215)	(21,078,252)
Income tax expense	—	—	—	—
Net loss	$(2,400,900)	$(1,054,267)	$(11,767,215)	$(21,078,252)

Net loss	$(2,400,900)	$(1,054,267)	$(11,767,215)	$(21,078,252)
Other comprehensive loss:
Foreign currency translation	15,170	(21,866)	32,650	(561,353)
Total comprehensive loss	$(2,385,730)	$(1,076,133)	$(11,734,565)	$(21,639,605)

Basic & dilutive net loss per common share	$(0.09)	$(0.08)	$(0.52)	$(1.80)

Basic & dilutive weighted average shares outstanding	27,066,385	13,447,057	22,733,033	12,022,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2020	2,183,885	$218	$30,925,922	$(1,195,628)	$(34,812,947)	$(5,082,435)
Issuance of common stock	2,368,047	237	4,278,693	-	-	4,278,930
Conversion of notes and interest	8,895,125	890	25,757,768	-	-	25,758,658
Foreign currency translation adjustment	-	-	-	(539,487)	-	(539,487)
Net loss	-	-	-	-	(20,023,985)	(20,023,985)
Balance at March 31, 2020	13,447,057	1,345	60,962,383	(1,735,115)	(54,836,932)	4,391,681
Foreign currency translation adjustment	-	-	-	(21,866)	-	(21,866)
Net loss	-	-	-	-	(1,054,267)	(1,054,267)
Balance at June 30, 2020	13,447,057	$1,345	$60,962,383	$(1,756,981)	$(55,891,199)	$3,315,548

				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2021	13,627,887	$1,363	$61,275,841	$(1,479,841)	$(57,946,115)	$1,851,248
Issuance of common shares due to exercise of stock-options	1,404,813	141	19,402	-	-	19,543
Stock-based compensation expense	-	-	6,019,517	-	-	6,019,517
Repurchase of common stock	(2,307,700)	(231)	230	-	-	(1)
Effect of reverse capitalization	2,500,000	250	(250)	-	-	-
Issuance of common shares to vendor	50,000	5	98,995	-	-	99,000
Issuance of common stock and warrants in private placement	10,162,000	1,016	24,637,304	-	-	24,638,320
Issuance costs related to common stock and warrants in private placement	-	-	(2,454,324)	-	-	(2,454,324)
Foreign currency translation adjustment	-	-	-	17,480	-	17,480
Net loss	-	-	-	-	(9,366,315)	(9,366,315)
Balance at March 31, 2021	25,437,000	2,544	89,596,715	(1,462,361)	(67,312,430)	20,824,468
Stock-based compensation expense	-	-	75,201	-	-	75,201
Issuance of common shares to vendor	25,000	3	49,997	-	-	50,000
Foreign currency translation adjustment	-	-	-	15,170	-	15,170
Net loss	-	-	-	-	(2,400,900)	(2,400,900)
Balance at June 30, 2021	25,462,000	$2,547	$89,721,913	$(1,447,191)	$(69,713,330)	$18,563,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,767,215)	$(21,078,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	95,188	98,494
Common shares issued to vendor for services	107,333	—
Amortization of right of use asset	96,135	88,444
Stock-based compensation	6,094,718	—
Non-cash interest expense	—	6,834,772
Change in fair value of embedded conversion feature	—	6,282,381
Loss on conversion of convertible notes payable	—	5,469,825
Change in operating assets and liabilities:
Accounts receivable, net	18,562	(545)
Research & development tax credit receivable	(498,909)	(366,162)
Prepaid expenses and other current assets	(901,044)	(44,037)
Accounts payable and accrued expenses	435,473	(41,077)
Lease liabilities	(119,709)	(79,201)
Other assets	(1,069)	—
Net cash used in operating activities	(6,440,537)	(2,835,358)

Cash flows from investing activities:
Purchases of property, plant and equipment	(120,568)	(88,359)
Net cash used by investing activities	(120,568)	(88,359)

Cash flows from financing activities:
Proceeds from Credit Facility Loan Payable	737,898	—
Repayment of Credit Facility Loan Payable	(737,898)	—
Proceeds from the issuance of common stock	—	4,278,930
Proceeds from the issuance of common stock and warrants in private placement	24,638,320	—
Payment of issuance costs	(2,454,324)	—
Proceeds from the exercise of stock options	19,543	—
Net cash provided by financing activities	22,203,539	4,278,930

Effect of exchange rate changes on cash	24,471	(197,110)

Net change in cash	15,642,434	1,355,213

Cash, beginning of period	763,814	411,936
Cash, end of period	$16,430,719	$1,570,039

Supplemental disclosure of cash and non-cash investing and financing activities
Cash paid for income taxes	$—	$—
Cash paid for interest	$18,697	$—
Right of use asset and lease liability additions	$86,357	$—
Issuance of common shares for consulting services	$50,000	$—
Conversion of debt and accrued interest into common shares	$—	$25,758,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    BUSINESS AND LIQUIDITY

Organization & Reverse Recapitalization

SmartKem Inc. (“SmartKem” or the “Company”) a Delaware corporation, formerly known as Parasol Investments Corporation (“Parasol”), was formed on May 13, 2020 and is the successor, as discussed below, of SmartKem Limited, which was formed under the Laws of England and Wales. The Company was founded as a “shell” company registered under the Exchange Act, with no specific business plan or purpose until it began operating the business of SmartKem Limited following the closing of the Exchange described below.

On February 23, 2021 Parasol entered into a Securities Exchange Agreement (“the Exchange Agreement”), with SmartKem Limited. Pursuant to the Exchange Agreement all of the equity interests in SmartKem Limited, except certain deferred shares which had no economic or voting rights (the “Deferred Shares”) and which were purchased by Parasol for an aggregate purchase price of $1.40, were exchanged for shares of Parasol common stock, par value $0.0001 per share (“common stock”), and SmartKem Limited became a wholly owned subsidiary of Parasol (the “Exchange”).

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Business

SmartKem, Inc. is a pioneer in the manufacture of Application Specific Organic Materials for organic thin-film transistor (OTFT) backplanes that power the next generation of flexible electronics, displays, sensors and logic. SmartKem’s unique TRUFLEX® technology allows inks to be deposited at a low temperature on low-cost substrates, resulting in transistor stacks that are flexible, bendable, wearable, and lightweight. These can be used in a number of next generation display technologies including bendable smartphone displays, curved automotive displays, full color e-paper displays, wearables, fingerprint sensors, printed biosensors and logic.

The Company’s commercial success depends in part on the ability to obtain and maintain intellectual property protection for the inks, processes and know-how comprising its TRUFLEX® technology, to operate without infringing the proprietary rights of others, and to prevent others from infringing on its proprietary rights. The Company has established a portfolio relating to its TRUFLEX® technology. The Company’s portfolio currently includes 124 issued patents, 11 pending patent applications, 25 future national applications, and more than 30 trade secrets. The patents cover the active semiconductor materials, deposition process and formulations comprising the Company’s TRUFLEX® technology.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has financed its activities principally from the issuance of its equity securities.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic (the “Pandemic”). The Pandemic has had a widespread and detrimental effect on the global economy and has adversely impacted the Company’s business and results of operations. The Company has experienced travel bans, states of emergency, quarantines, lockdowns, “shelter in place” orders, business restrictions and shutdowns in the countries where it operates. The Company’s containment measures have impacted its day-to-day operations and disrupted its business. Because the severity, magnitude and duration of the Pandemic and its economic consequences are highly uncertain, rapidly changing and difficult to predict, the ultimate impact of the Pandemic on the Company’s business, financial condition and results of operations is currently unknown. The additional costs incurred by the Company related to COVID-19 for three and six months ended June 30, 2021 were deemed to be immaterial to the financial statements. The Company anticipates there may be additional costs relating to the Pandemic incurred in the upcoming months that will be attributable to fiscal year 2021 and thereafter. These costs are not expected to be material.

The Company has incurred substantial and negative cash flows from operations in every fiscal period since inception. For three and six months ended June 30, 2021, the Company incurred a net loss of $2.4 million and $11.8 million, respectively, and used $6.4 million in cash to fund operations for the six months ended June 30, 2021 and had an accumulated deficit of $69.7 million as of June 30, 2021. The Company’s cash as of June 30, 2021 was $16.4 million.

Management believes that the existing cash at June 30, 2021 will be sufficient to fund operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements.

The consolidated entity presented is referred to herein as “SmartKem”, “we”, “us”, “our”, or the “Company”, as the context requires and unless otherwise noted.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis for Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2020. The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of SmartKem, Inc. and its wholly-owned subsidiaries, SmartKem Delaware, Inc. and SmartKem Limited. The Company does not have any nonconsolidated subsidiaries. All intercompany balances and transactions have been eliminated on consolidation, including unrealized gains and losses on transactions between the companies.

The dissolution of the Company's wholly-owned subsidiary, SmartKem Delaware Inc., was authorized by the Board of Directors and Stockholders on April 28, 2021. SmartKem Delaware, Inc. was dissolved on May 13, 2021.

Comprehensive loss

Comprehensive loss of all periods presented is comprised primarily of net loss and foreign currency translation adjustments.

Management’s Use of Estimates

The preparation of condensed consolidated financial statements in conformity U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relates to the valuation of common share, fair value of share options, fair value of embedded conversion features in the convertible notes, and the valuation allowance of deferred tax assets. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may materially vary from these estimates.

Certain Risk and Uncertainties

The Company’s activities are subject to significant risks and uncertainties including the risk of failure to secure additional funding to properly execute the Company’s business plan. The Company is subject to risks that are common to companies in the growth stage, including, but not limited to, development by the Company or its competitors of new

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

technological innovations, dependence on key personnel, reliance on third party manufacturers, protection of proprietary technology, and compliance with regulatory requirements.

The Company has access under a framework agreement to equipment which is used in the manufacturing of demonstrator products employing the Company’s inks. If the Company lost access to this fabrication facility, it would materially and adversely affect the Company’s ability to manufacture prototypes and demonstration products for potential customers. The loss of this access could significantly impede the Company’s ability to engage in product development and process improvement activities. Alternative providers of similar services exist, but would take effort and time to bring into the Company’s operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of non-collection. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for doubtful accounts would be required. There was no allowance for doubtful accounts recorded as of June 30, 2021 and December 31, 2020.

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

Impairment of Long-Lived Assets

Management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. If the carrying amount is greater than the undiscounted cash flows, the carrying amount of the asset is reduced to the asset’s fair value. An impairment loss is recognized immediately as an operating expense in the condensed consolidated statements of operations. Reversal of previously recorded impairment losses are prohibited. As of June 30, 2021 and December 31, 2020, Company’s management believed that no revision to the remaining useful lives or impairment of the Company’s long-lived assets was required.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3: Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and for three and six months ended June 30, 2021 and 2020. The carrying value of the Company’s cash, accounts receivable, other receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. The carrying value of derivative asset is displayed at fair value. See Note 8 for additional information regarding fair value measurements.

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

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s current contracts with customers do not contain significant estimates or judgments. All of the Company’s revenue contains a single performance obligation that is recognized upon fulfilment of the sales order.

The Company derives its revenues primarily from sales of demonstrator units to customers evaluating organic semiconductor technology. The transaction price is stated in each customer agreement and is allocated to a single performance obligation. Revenue is recognized upon shipment of each demonstrator, at a point in time. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. Costs incurred to obtain a contract will be expenses as incurred when the amortization period is less than a year.

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

For the three months ended June 30, 2021 and 2020, the Company recorded grant income and research & development tax credits of $255,648 and $186,119, respectively, and $688,171 and $377,996 for the six months ended June 30, 2021 and 2020, respectively which are recorded as other operating income in the accompanying condensed consolidated statements of operations. As of June 30, 2021, and December 31, 2020, the Company had receivables related to research & development tax credits for payments not yet received of $1,490,253 and $981,568, respectively.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of June 30, 2021 and December 31, 2020, there were no accruals for uncertain tax positions.

Contingent Liabilities

A provision for contingent liabilities is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The Company is a party to certain litigation and disputes arising in the normal course of business. As of June 30, 2021, the Company does not expect that such matters will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Offering Costs

Direct and incremental legal and accounting costs associated with the Company’s issuance of common stock and warrants are deferred and classified as a component of other assets on the consolidated balance sheet until completion of the issuance. Upon completion of the issuance, deferred offering costs are reclassified from other assets to equity and recorded against the net proceeds received in the issuance. The deferred offering costs incurred as of December 31, 2020 were immaterial and no offering costs were capitalized. For the six months ended June 30, 2021 $2,454,324 of offering costs were recorded in additional paid-in capital.

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

The Company has 2,168,000 pre-funded common stock warrants outstanding as of June 30, 2021, which became exercisable on April 23, 2021 based on terms and conditions of the agreements. As the pre-funded common stock warrants are exercisable for $0.01, these shares are considered outstanding common shares and included in computation of basic and diluted Earnings Per Share as the exercise of the pre-funded common stock warrants is virtually assured. The Company included these pre-funded common stock warrants in basic and diluted earnings per share when all conditions were met on April 23, 2021.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	June 30,
	2021	2020
Options	1,596,562	116,084
Warrants	985,533	—
Total	2,582,095	116,084

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments: Credit Losses (Topic 326), which requires measurement and recognition of expected losses for financial assets held. The new standard changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new-

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

forward looking approach, based on expected losses. The estimate of expected credit losses will require organizations to incorporate considerations of historical information, current conditions and reasonable and supportable forecasts. The standards update is effective prospectively for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted, for U.S. Securities Exchange filer, excluding entities eligible to be smaller reporting companies. The standards update is effective prospectively for annual and interim periods beginning after December 15, 2022. Management is currently evaluating the impact of these changes on the Financial Statements.

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2021	2020
Prepaid rent	$93,585	$65,254
Prepaid utilities	30,639	30,271
Prepaid insurance	674,771	40,414
Prepaid administrative expenses	92,517	68,901
Prepaid consulting fees	124,581	—
VAT receivable	75,847	54,206
Other receivables	112,322	—
Total prepaid expenses and other current assets	$1,204,262	$259,046

As of June 30, 2021 and December 31, 2020, there was $239,531 and $0, respectively, of non-current prepaid insurance related to directors’ and officers’ liability  insurance that was included in the amounts above.

4.    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2021	2020
Plant and equipment	$1,451,617	$1,316,381
Furniture and fixtures	250,797	247,785
Computer hardware and software	26,717	26,397
	1,729,131	1,590,563
Less: Accumulated depreciation	(1,014,063)	(908,238)
Property, plant and equipment, net	$715,068	$682,325

Depreciation expense was $47,383 and $48,339 for three months ended June 30, 2021 and 2020, respectively, and $95,188 and $98,494 for the six months ended June 30, 2021 and 2020, respectively, and is classified as research and development expense.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
Accounts payable	$475,645	$226,850
Accrued expenses – transaction costs	68,755	—
Accrued expenses – lab refurbishments	147,667	132,356
Accrued expenses – technical fees	88,008	44,755
Accrued expenses – variable rent & utilities	12,848	67,165
Accrued expenses – audit & accounting fees	159,973	250,437
Accrued expenses – other	30,432	5,879
Credit card liabilities	14,054	6,308
Payroll liabilities	310,280	126,883
Total accounts payable and accrued expenses	$1,307,662	$860,633

6.    LEASES:

The Company has operating leases consisting of office space, lab space, and equipment with remaining lease terms of 1 to 2 years, subject to certain renewal options as applicable.

There was no sublease rental income for three and six months ended June 30, 2021 and 2020. The Company is not the lessor in any lease agreement, and no related party transactions for lease arrangements have occurred.

The table below presents certain information related to the lease costs for the Company’s operating and finance leases for the periods ended:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$52,121	$42,850	$99,192	$87,025
Short-term lease cost	12,611	2,014	25,947	13,111
Variable lease cost	63,734	71,425	97,544	125,508
Total lease cost	$128,466	$116,289	$222,683	$225,644

For the three months ended June 30, 2021 and 2020, total lease cost of $8,912 and $8,929, respectively, $16,091 and $20,606 for the six months ended June 30, 2021 and 2020, respectively, was recorded as selling, general and administrative in the statements of operations and other comprehensive loss. For the three months ended June 30, 2021 and 2020, total lease cost of $119,554 and $107,360, respectively, and $206,592 and $205,038 for the six months ended June 30, 2021 and 2020, respectively, was recorded as research and development in the statements of operations and other comprehensive loss.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Right of use lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	June 30,	December 31,
	2021	2020
Assets
Operating lease right of use assets	$231,967	$236,123
Total lease assets	$231,967	$236,123
Liabilities
Current liabilities:
Operating lease liability – current portion	$176,694	$217,313
Noncurrent liabilities:
Operating lease liability, net of current portion	33,548	20,475
Total lease liabilities	$210,242	$237,788

The Company had no right of use lease assets and lease liabilities for financing leases as of June 30, 2021 and December 31, 2020.

The table below presents certain information related to the cash flows for the Company’s operating leases for the periods ended:

	Six Months Ended June 30,
	2021	2020
Operating cash outflows from operating leases	$119,709	$79,201
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right of use assets	$86,357	$—

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating and finance leases as of the period ended:

June 30,
2021
Weighted average remaining lease term (in years) – operating leases	1.10
Weighted average discount rate – operating leases	6.12%

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Undiscounted operating lease liabilities as of June 30, 2021, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows:

As of
June 30,
2021
2021	$145,860
2022	73,429
2023	8,571
2024	—
2025	—
Thereafter	—
Total undiscounted lease payments	227,860
Less imputed interest	(17,618)
Total net lease liabilities	$210,242

7.    CONVERTIBLE NOTES AND NOTES PAYABLE:

Convertible Notes

On January 24, 2020, a Qualified Financing Event (as defined below) occurred when the Company received cumulative investment proceeds in excess of $4,600,000 from the sale and issuance of common shares. The fair value of the Company’s common shares were $1.807011 per share. The 2018 BASF Venture Capital and Entrepreneurs Fund L.P. Notes (as defined below), 2018 Octopus Investment Limited Notes (as defined below), and the 2019 Octopus, EF, and Other Notes (as defined below) in the aggregate principal amount of $11,795,998 were converted into 8,159,977 of common shares (at the discounted price of $1.45 per share), and the related unpaid and accrued interest totaling $1,062,725 were also converted into 735,148 of A Ordinary common shares of the Company (at the discounted price of $1.45 per share). The Company recognized a loss on conversion of $5,469,825 for the six months ended June 30, 2020 related to the conversion of notes measured as the difference in carrying value of debt and accrued interest and the fair value of shares converted on the conversion date. As a result of the conversion, the Company also recognized the unamortized debt discount related to the beneficial conversion feature of $6,767,178 as interest expense for the six months ended June 30, 2020.

For the six months ended June 30, 2020, the Company incurred an effective interest rate of 13.5% relating to convertible notes. There were no convertible notes outstanding during the three months ended June 30, 2020 and the three and six months ended June 30, 2021. There was interest expense recognized based on the debt’s stated interest for the six months ended June 30, 2021 and 2020 of zero and $42,784, respectively, relating to convertible notes. Additional interest expense related to the amortization of debt issuance cost was zero and $24,810 for the six months ended June 30, 2021 and 2020, respectively, for convertible notes. There was no interest expense or amortization of debt issuance cost recognized relating to convertible notes for the three months ended June 30, 2021 and 2020,

Loss on the conversion of notes is included on the consolidated statements of operations and other comprehensive loss as loss on conversion of convertible notes payable. The amount displayed in the statements of operations and other comprehensive loss for the three months ended June 30, 2020 is inclusive of the loss on notes in the amount of $9,343,697, loss on accrued interest in the amount of $1,046,085 and offset by the gain on the extinguishment of derivative liability in the amount of $4,919,957 (Note 8).

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2018 BASF Venture Capital and Entrepreneurs Fund L.P. Notes

On April 18, 2018, the Company entered into a convertible note agreement (the “2018 BASF Venture Capital and Entrepreneurs Fund L.P. Notes”), with BASF Venture Capital (“BASF”) and Entrepreneurs Fund L.P. (“EF”) with an aggregate principal of $5,861,848. The 2018 BASF/EF Convertible Note was issued in three separate tranches on April 18, 2018, July 20, 2018, and December 28, 2018.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Notes Payable

On January 26, 2021, the Company entered into a term loan facility agreement for the amount of $737,898. The funds were available to be drawn on from the effective date of the agreement through January 27, 2021. The Company drew down the full loan amount on January 26, 2021. The Company’s research and development tax credit is to be utilized as collateral. The Lender is to be paid immediately following payment of research and development tax credit from the United Kingdom’s HM Revenue and Customs. The final repayment is due six months from the agreement date, if the loan and any interest has not been repaid in full prior to this date. The loan carries a monthly interest rate of 1.25%. The interest accrues daily and compounds monthly on the monthly anniversary of the draw down date of the loan.

For six months ended June 30, 2021, the Company incurred an effective interest rate of 26.20% relating to notes payable. There were no notes payable outstanding during for the six months ended June 30, 2020. The interest expense recognized based on the debt’s effective interest rate for six months ended June 30, 2021 and 2020, was $18,697 and zero, respectively, relating to notes payable. There were no notes payable outstanding during the three months ended June 30, 2021 and 2020, and no associated interest expense during the period.

The Company repaid the note payable in full on March 2, 2021. There were no notes payable outstanding as of June 30, 2021 and December 31, 2020.

8.    DERIVATIVE ASSET:

The company recorded a derivative asset related to the convertible notes outstanding during the six months ended June 30, 2020. The Company measured the derivative asset on a recurring basis using significant unobservable inputs (Level 3) for six months ended June 30, 2020.

The Embedded Conversion Features are separately measured at fair value, with changes in fair value recognized in current operations. The original values of the Embedded Conversion Features were recorded as a derivative asset with the offset as a debt premium to the Convertible Notes which is being amortized over the term of the Convertible Notes. During the six months ended June 30, 2020, all outstanding convertible notes were converted into equity. The derivative asset was marked to market on the date of conversion and derecognized at conversion. The change in fair value of derivative asset included in earnings was $6,282,381 for the six months ended June 30, 2020. The gain on extinguishment of derivative asset upon conversion is $4,919,957 and is recorded as an offset within the loss on conversion of convertible notes payable on the consolidated statements of operations and comprehensive loss.

There were no convertible notes outstanding during the three and six months ended June 30, 2021, and no associated derivative asset during the period.

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

Common Stock Warrants

On February 23, 2021, a total of 985,533 fully vested common stock warrants were issued to a vendor for financial advisory services provided in connection with the sale of the Company’s common stock . The common stock warrants are exercisable at a per share price of $2.00 until they expire on February 23, 2026. During the three months ended June 30, 2021, no warrants issued to vendors for financial advisory services were exercised. The grant date fair value for these warrants of $0.91 per warrant for a total fair value of $896,197, was determined using the Black-Scholes options valuation model. The Company recorded the warrants at fair value, as both an increase and decrease in additional paid-in capital during the six months ended June 30, 2021. There were no warrants issued during the three months ended June 30, 2021.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the Company’s warrants to purchase common stock activity is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Warrants outstanding at January 1, 2021	—	$—	—
Exercised	—	—	—
Forfeited or Expired	—	—	—
Granted	985,533	2.00	5.00
Warrants outstanding at June 30, 2021	985,533	$2.00	4.65

On February 23, 2021, a total of 2,168,000 pre-funded common stock warrants were issued to investors with an exercise price of $0.01 per share for total proceeds to the Company of $4,314,320 during the six months ended June 30, 2021. During the three and six months ended June 30, 2021, no warrants issued to investors were exercised. The grant date fair value for these warrants of $1.99 is based on the stock price at issuance date of $2.00 less the exercise price of $0.01. The pre-funded common stock warrants have no expiration date and terminate upon exercise.

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

Weighted-
Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2021	—	$—
Exercised	—	—
Forfeited or Expired	—	—
Granted	2,168,000	0.01
Pre-funded warrants outstanding at June 30, 2021	2,168,000	$0.01

The grant date fair value of common stock warrants is determined using the Black Scholes option-pricing model. The Company is a private company and estimates its expected stock volatility based on historical volatility of publicly traded peer companies. The following assumptions were used during the six months ended June 30, 2021:

Six Months Ended
June 30, 2021
Expected term (years)	5 years
Risk-free interest rate	0.60%
Expected volatility	54%
Expected dividend yield	0%

There were no common stock warrants issued during the six months ended June 30, 2020.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.    SHARE-BASED COMPENSATION:

Prior to the Exchange discussed in Note 1, SmartKem Limited had stock option plans.

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

There were no options granted or modified for the three months ended March 31, 2020. As a result of the reverse merger an aggregate of 402,586 options were issued during February 2021 in consideration for the cancellation of the SmartKem Limited options that were outstanding. Of these options, 336,557 had an exercise price of $0.001 per share and 66,029 had an exercise price of $2.00 per share and all expire on the ten year anniversary of the grant date. These options were fully vested on the grant date. In addition, the Company issued a further 1,193,976 options during March and April 2021 for employees and directors. The options vest over a period of four years, have an exercise price of $2.00 per share and expire on the ten year anniversary of the grant date.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Determining the appropriate fair value of share-based awards requires the input of subjective assumptions, including the fair value of the Company’s common shares, and for share options, the expected life of the option, and expected share price volatility. The Company uses the Black-Scholes option pricing model to value its share option awards. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involves inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, the share-based compensation expense could be materially different for future awards.  Options granted under the 2021 Plan for six months ended June 30, 2021 were valued using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended
June 30, 2021
Expected term (years)	5 years - 6 years
Risk-free interest rate	0.5% - 1.2%
Expected volatility	54% - 56%
Expected dividend yield	0%

In the absence of a public trading market of the common share, on each grant date, the Company develops an estimate of the fair value of the common shares underlying the option grants. The Company estimated the fair value of the common shares by referencing arms-length transactions inclusive of the common shares underlying which occurred on or near the valuation date(s). Once the Company’s common shares are publicly traded, the Company will no longer have to estimate the fair value of the common share, rather the value will be determined based on quoted market prices. The Company determined the fair value of common share using methodologies, approaches and assumptions consistent with the AICPA Practice Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation and based in part on input from an independent third-party valuation firm.

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

The following table reflects share activity under the share option plans for six months ended June 30, 2021:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-
		Average	Contractual	Average
	Number of	Exercise	Term	Fair Value at
	Shares	Price	(Years)	Grant Date
Options outstanding at January 1, 2021	1,810,749	$0.06143	9.70	$3.46867
Exercised	(1,404,813)	0.01466
Cancelled	(405,936)	0.06452
Granted	1,596,562	1.57861
Options outstanding at June 30, 2021	1,596,562	$1.57861	9.73	$1.22084

The weighted-average grant-date fair value per share option granted for the six months ended June 30, 2021 was $1.22.

As of June 30, 2021, there were 402,586 exercisable options outstanding.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based compensation, including stock options and warrants is included in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$23,816	$—	$2,931,308	$—
Selling, general and administrative	51,385	—	3,163,410	—
Total	$75,201	$—	$6,094,718	$—

Total compensation cost related to non-vested stock option awards not yet recognized as of June 30, 2021 was $1,147,842 and will be recognized on a straight-line basis through the end of the vesting periods April 2025. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

12.    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses are comprised of the following items:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Salaries and benefits	$489,122	$182,871	$4,216,562	$473,041
Rent expense	2,763	3,467	16,008	20,775
Insurance	154,875	—	154,875	—
Utilities	943	(1,683)	1,593	(1,316)
Sales and marketing	83,168	10,454	105,098	33,767
Legal and professional fees	558,543	47,147	708,111	230,244
Other selling, general, and administrative expenses	55,834	520	125,826	12,376
Total	$1,345,248	$242,776	$5,328,073	$768,887

13.    DEFINED CONTRIBUTION PENSION:

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Contributions for the three months ended June 30, 2021 and 2020 were $33,263 and $15,377, respectively, and $64,737 and $41,264 for the six months ended June 30, 2021 and 2020. Pension cost is included in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$24,353	$19,424	$47,779	$41,246
Selling, general and administrative	8,910	(4,047)	16,958	18
Total pension cost	$33,263	$15,377	$64,737	$41,264

As of June 30, 2021 and December 31, 2020 there were no amounts owed to the pension scheme.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.    RELATED PARTY TRANSACTIONS:

In addition to transactions and balances related share-based compensation to officers and directors, the Company incurred expenses of $18,000 and $2,099, for the three months ended June 30, 2021 and 2020, respectively, and $24,904 and $2,099, for the six months ended June 30, 2021 and 2020, respectively, due to reimbursement of expenses and compensation for members of the Board of Directors. These expenses are recorded in selling, general & administrative in the condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, there was $9,000 and zero, respectively, payable to members of the Board of Directors that are recorded in accounts payable and accrued expenses on the condensed consolidated balance sheets.

During the three and six months ended June 30, 2021, the Company reimbursed an owner for legal fees and other expenses as a result of the Exchange (see Note 1). The reimbursement of these fees for services resulted in an expense of $65,690 for the three and six months ended June 30, 2021. There was $42,222 payable as of June 30, 2021, which is recorded in accounts payable and accrued expenses on the condensed consolidated balance sheets.

The Company obtained consulting services from an individual who is a family member of a Director of the Company. The consulting services resulted in an expense of $21,004 and $34,834 for the three and six months ended June 30, 2021. There was $6,910 payable as of June 30, 2021, which is recorded in accounts payable and accrued expenses on the condensed consolidated balance sheets.

15.    SUBSEQUENT EVENTS:

During August 2021, the Company issued a further 411,150 EMI Options to employees and directors under the 2021 Plan. The options vest over a period of four years, expire on the tenth anniversary of the grant date and have an exercise price of $2.00 per share.

In July 2021, the board approved the issue of 60,000 shares of the Company’s common stock to a vendor in consideration for services to be provided.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. All statements other than statements of historical fact contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology.

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

We are a pioneer in the in the manufacture of Application Specific Organic Materials for organic thin-film transistor (OTFT) backplanes that power the next generation of flexible electronics, displays, sensors and logic. Our unique TRUFLEX® technology allows inks to be deposited at a low temperature on low-cost substrates, resulting in transistor stacks that are flexible, bendable, wearable, and lightweight. These can be used in a number of next generation display technologies including bendable smartphone displays, curved automotive displays, full color e-paper displays, wearables, fingerprint sensors, printed biosensors and logic.

Since our inception in 2009, we have devoted substantial resources to the research and development of materials and production processes for the manufacture of organic thin film transistors and the enhancement of our intellectual property. Our loss before income taxes was $2.4 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively. Our loss before income taxes was $11.8 million and $21.1 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, our accumulated deficit was $69.7 million. Substantially all of our operating losses have resulted from expenses incurred in connection research and development activities and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will increase in connection with our ongoing activities as we:

●	continue to develop our core material, EDA tools and foundry services;
●	add sales and field applications personnel and incur related expenses to support operational growth;
●	increase activity directly related to promoting our products to increase revenues; and
●	add financial accounting and management systems to position us for growth and incur additional legal and accounting expense as we operate as a public company.

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

Other Operating Income. Our other income includes government grants received for qualifying research and development projects, and research and development tax credits related to the United Kingdom’s Research and Development Expenditure Credit scheme, which is a government tax incentive designed to reward innovative companies for investing in research and development. The income associated with these items are recognized in the period which the research and development expenses occurred. Additionally, during the three months ended June 30, 2021, the Company received government grants under the United Kingdom’s Coronavirus Job Retention Scheme.

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

Three month-periods ended June 30, 2021 and 2020

Our results of operations for the three month-periods ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Increase (Decrease)
US$000	2021	2020	Amount	Percentage
Revenue	$—	$—	$—	—%
Cost of revenues	—	—	—	—%
Gross Profit	—	—	—	—%
Other Operating Income	255.6	186.1	69.5	37%
Operating Expenses
Research and development	1,355.2	999.0	356.2	36%
Selling, general and administrative	1,345.2	242.8	1,102.4	454%
Transaction expenses	15.2	—	15.2	—%
Total operating expenses	2,715.6	1,241.8	1,473.8	119%
Loss from operations	(2,460.0)	(1,055.6)	(1,404.4)	133%
Non Operating Income
Gain on foreign currency transactions	57.2	0.1	57.1	57,100%
Interest expense	—	—	—	—%
Interest income	1.9	1.2	0.7	58%
Total non operating income	59.1	1.4	57.7	4,121%
Loss before income tax	(2,400.9)	(1,054.3)	(1,346.6)	128%
Income tax expense	—	—	—	—
Foreign Currency Translation	15.2	(21.9)	37.1	(169)%
Total comprehensive loss	$(2,385.7)	$(1,076.1)	$(1,309.6)	122%

We did not record any revenue in the three months ended June 30, 2021 or for the comparable period of 2020. Accordingly, revenue, cost of revenues and gross profit were all unchanged at $0 for both periods.

Other operating income increased by $70 thousand, or 37%, to $256 thousand for the three months ended June 30, 2021, compared to $186 thousand for the 2020 period. Other operating income in the 2021 period largely comprised $252 thousand in research and development tax credit. Other operating income in the comparable period of 2020 comprised $186 thousand in research and development tax credits.

Operating expenses increased $1.5 million, or 119%, to $2.7 million for the three months ended June 30, 2021, compared to $1.2 million for the comparable period of 2020. The increase was primarily due to the matters described below.

Research and development expense, which represents 50% and 80% of our total operating expenses for the three months ended June 30, 2021 and 2020, respectively, increased by $0.4 million, or 36%, to $1.4 million for the three months ended June 30, 2021, compared to $1.0 million for the three months ended June 30, 2020. The increase was primarily due to expenses incurred in further developing core materials and in fabricating demonstrator devices to promote our technology to prospective customers and partners.

Selling, general and administrative expense, which represents 50% and 20% of our total operating expenses for the three months ended June 30, 2021 and 2020 respectively increased by $1.1 million or 454% to $1.3 million for the three months ended June 30, 2021, compared to $0.2 million for the three months ended June 30, 2020. This increase was mainly due to an increase in staff costs resulting from adding to our sales teams in the US and Asia and the strengthening of our finance team to prepare our company for US public company financial reporting, as well as from the additional legal, accounting and insurance expenses of operating as a public company.

The gain on foreign currency transactions was $57 thousand for the three months ended June 30, 2021, compared to $0 thousand for the three months ended June 30, 2020, an increase of $57 thousand. The increase was due to fluctuations in U.S. dollar/U.K. pound value arising from transactions denominated in foreign currencies and the translation of certain foreign currency subsidiary balances.

Interest income was less than $2 thousand for the three months ended June 30, 2021, compared to $1 thousand for the three months ended June 30, 2020. The increase was due to higher average cash deposits during the second quarter of 2021 compared to the second quarter of 2020, offset by reductions in the credit interest rates on our cash deposits.

The loss before income taxes was $2.4 million for the three months ended June 30, 2021, an increase of $1.3 million, compared to a loss before income taxes of $1.1 million for the three months ended June 30, 2020. The increase in loss was attributable to the higher research and development expense and the higher selling, general and administrative expense described in the preceding paragraphs.

Six month-periods ended June 30, 2021 and 2020

Our results of operations for the six month-periods ended June 30, 2021 and 2020 are as follows:

	Six Months Ended June 30,		Increase (Decrease)
US$000	2021	2020	Amount	Percentage
Revenue	$—	$20.8	$(20.8)	(100)%
Cost of revenues	—	12.3	(12.3)	(100)%
Gross Profit	—	8.4	(8.4)	(100)%
Other Operating Income	688.2	378.0	310.2	82%
Operating Expenses
Research and development	5,368.5	2,110.6	3,257.9	154%
Selling, general and administrative	5,328.1	768.9	4,559.2	593%
Transaction expenses	1,329.3	—	1,329.3	—%
Total operating expenses	12,025.9	2,879.5	9,146.4	318%
Loss from operations	(11,337.7)	(2,493.1)	(8,844.6)	355%
Non Operating Expense
Loss on foreign currency transactions	(412.9)	(1.4)	(411.5)	29,393%
Interest expense	(18.7)	(6,834.8)	6,816.1	(100)%
Interest income	2.0	3.3	(1.3)	(39)%
Change in fair value of derivative asset	—	(6,282.4)	6,282.4	(100)%
Loss on conversion of convertible notes payable	—	(5,469.8)	5,469.8	(100)%
Total non operating expense	(429.5)	(18,585.1)	18,155.6	(98)%
Loss before income tax	(11,767.2)	(21,078.3)	9,311.1	(44)%
Income tax expense	—	—	—	—
Foreign Currency Translation	32.7	(561.4)	594.1	(106)%
Total comprehensive loss	$(11,734.6)	$(21,639.6)	$9,905.0	(46)%

We did not record any revenue in the six months ended June 30, 2021, compared to $20.8 thousand of revenue for the six months ended June 30, 2020. Accordingly, revenue, cost of revenues and gross profit were all $0 for the first half of 2021, a 100% decrease in each of these balances compared to the six months ended June 30, 2020.

Other operating income increased by $310 thousand, or 82%, to $688 thousand for the six months ended June 30, 2021, compared to $378 thousand for the 2020 period. Other operating income in 2021 largely comprised $499 thousand of research and development tax credits and $181 thousand in research and development grant monies. Other operating income in 2020 comprised $378 thousand in research and development tax credits.

Operating expenses increased $9.1 million, or 318%, to $12.0 million for the six months ended June 30, 2021 compared to $2.9 million for the comparable period of 2020. The increase was primarily due to the matters described below.

Research and development expense, which represents 45% and 73% of our total operating expenses for the six months ended June 30, 2021 and 2020, respectively, increased by $3.3 million, or 154%, to $5.4 million for the six months ended June 30, 2021, compared to $2.1 million for the six months ended June 30, 2020. The increase was primarily due to stock-based compensation expense in 2021 as detailed in Note 11 Share-Based Compensation to our unaudited consolidated financial statements (Part I, Item 1 of this Form 10-Q) and expenses incurred in further developing core materials and in fabricating demonstrator devices to promote our technology to prospective customers and partners.

Selling, general and administrative expense, which represents 44% and 27% of our total operating expenses for the six months ended June 30, 2021 and 2020, respectively, increased by $4.6 million or 593% to $5.3 million for the six months ended June 30, 2021, compared to $0.8 million for the six months ended June 30, 2020. This increase was mainly due stock-based compensation expense in 2021 as detailed in Note 11 Share-Based Compensation to our unaudited consolidated financial statements (Part I, Item 1 of this Form 10-Q), from adding to our sales teams in the US and Asia and the strengthening of our finance team to prepare our company for US public company financial reporting, as well as from the additional legal, accounting and insurance expenses of operating as a public company.

Transaction costs of $1.3 million associated with the Exchange were incurred in the six months ended June 30, 2021.

The loss on foreign currency transactions was $413 thousand for the six months ended June 30, 2021, compared to $1 thousand for the six months ended June 30, 2020, an increase of $412 thousand. The increase was due to fluctuations in U.S. dollar/U.K. pound value arising from transactions denominated in foreign currencies and the translation of certain foreign currency subsidiary balances.

Interest expense was $19 thousand for the six months ended June 30, 2021, compared to $6.8 million for the six months ended June 30, 2020, a decrease of $6.8 million. The decrease resulted from the conversion in early 2020 of all outstanding loan notes to equity which resulted in the interest expense recognition of unamortized loan discounts.

Interest income was $2 thousand for the six months ended June 30, 2021, compared to $3 thousand for the six months ended June 30, 2020 as a result of reductions in the credit interest rates on our cash deposits.

The change in fair value of derivative assets was zero for the six months ended June 30, 2021, compared to $6.3 million for the six months ended June 30, 2020, a decrease of $6.3 million or 100%. The 2020 change in market value reflected the change in probability of conversion immediately before the conversion date.

The loss on conversion of convertible notes payable was zero for the six months ended June 30, 2021, compared to $5.5 million for the six months ended June 30, 2020. This loss was measured as the difference between the fair value of the A ordinary shares issued and the carrying value of the convertible loan notes plus accrued interest and the fair market value of the embedded derivative on the date of conversion in 2020.

The loss before income taxes was $11.8 million for the six months ended June 30, 2021, a decrease of $9.3 million, compared to a loss before income taxes of $21.1 million for the six months ended June 30, 2020. The decrease in loss was attributable to a reduction in non-operating losses resulting from the accounting recognition of loans converted to equity during 2020, partially offset by higher stock compensation expense, transaction costs from the Exchange in 2021 and operating expenses associated with being a public company.

Liquidity and Capital Resources

Since inception, we have not generated significant revenue from product sales, and we have incurred significant operating losses and had an accumulated deficit of $69.7 million as of June 30, 2021. We have not commercialized any products and may not generate significant revenue from product sales during 2021, if at all. To date, we have funded our operations primarily with proceeds from the private sale of equity and debt securities and borrowing against our research and development credits. As of June 30, 2021, our cash and cash equivalents were $16.4 million. The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
US$000	2021	2020
Net cash used in operating activities	(6,441)	(2,835)
Net cash used by investing activities	(121)	(88)
Net cash provided by financing activities	22,204	4,279
Net change in cash	15,642	1,355
Effect of exchange rate changes on cash	24	(197)
Cash, beginning of period	764	412
Cash, end of period	16,431	1,570

Operating Activities

Net cash used in operating activities was $6.4 million for the six months ended June 30, 2021, compared to $2.8 million for the six months ended June 30, 2020, an increase of $3.6 million. The increase resulted primarily from lower research and development grant receipts in 2021, the expenses incurred in connection with the Exchange and increased operating expenses associated with being a public company.

Investing Activities

We used $121 thousand of cash in investing activities during the six months ended June 30, 2021, compared to net cash used of $88 thousand for the six months ended June 30, 2020, an increase of $33 thousand. The increase resulted primarily from a higher level of investment in laboratory and capital equipment in 2021.

Financing Activities

Net cash provided by financing activities was $22.2 million for the six months ended June 30, 2021 compared with $4.3 million generated from financing activities in 2020. Net cash provided by financing activities during the six months ended June 30, 2021 resulted primarily from the net proceeds of the Offering.

We expect that our cash and the net proceeds from the Offering will be sufficient to support our operations through the first quarter of 2023. We will need to obtain additional funds to satisfy our operational needs and to fund our sales and marketing efforts, research and development expenditures, and business development activities. Our future capital requirements will depend on many factors including our ability to generate revenue from product sales, the timing and extent of spending to support our sales and marketing, product development and research and development efforts and our needs for working capital to support our business operations. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes thereto included in this Report are prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operation, and cash flows will be affected. A summary of our critical accounting policies is presented in Note 2 Summary of Significant Accounting Policies to our unaudited consolidated financial statements (Part I, Item 1 of this Form 10-Q). There were no material changes to our critical accounting policies during the three and six months ended June 30, 2021.

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

In the six months ended June 30, 2021, we raised net proceeds of $22.2 million through the Offering and at June 30, 2021 we had $16.4 million of cash after funding net cash used in operations for the six month period ended June 30, 2021 of $6.4 million, $2.7 million of which was used in the three months ended June 30, 2021.

We expect that our available cash balances will provide sufficient liquidity to fund our current obligations and projected working capital and capital expenditure requirements for at least the next 12 months. Our management consider it is appropriate to continue to adopt the going concern basis in preparing the consolidated financial statements.

Internal Control Over Financial Reporting

During the year ended December 31, 2020 and for the period ended June 30, 2021, our management and independent registered public accounting firm identified material weaknesses related (i) the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place, or not operating effectively.

We are currently in the process of remediating these material weaknesses and are taking steps that we believe will address their underlying causes. We have recruited additional finance personnel including those with expertise in generally accepted accounting principles and controls over financial reporting, have implemented measures to restrict system access and have, with the support of external experts, commenced design, documentation and operation of policies and procedures covering our accounting and reporting functions.

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

During the year ended December 31, 2020 and the period ended June 30, 2021, our management and independent registered public accounting firm identified material weaknesses related (i) the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place, or not operating effectively.

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

Since our inception, we have generated substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of June 30, 2021, we had an accumulated deficit of $69.7 million. For the year ended December 31, 2020 our total comprehensive loss was $23.4 million and for the six months ended June 30, 2021, our total comprehensive loss was $11.7 million. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to generate revenue to offset our increased operating expenses. If we are unable to generate revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

We have incurred recurring losses since inception and, as of June 30, 2021, had an accumulated deficit of $69.7 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products, and it is possible we will never achieve profitability. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2019 and 2020. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We expect that our cash and cash equivalents will be sufficient to support our operations through the first quarter of 2023. We will need to obtain additional funds to satisfy our operational needs and to fund our sales and marketing efforts, research and development expenditures, and business development activities. It is possible this period could be shortened if there are any significant increases in planned spending or development programs or more rapid progress of development programs than anticipated. Our future capital requirements will depend on many factors including our ability to generate revenue from product sales, the timing and extent of spending to support our sales and marketing, product development and research and development efforts and our needs for working capital to support our business operations. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

Octopus Titan VCT plc and certain related parties (the “Octopus Investors”) have agreed to purchase $2.0 million of our common stock on the same economic terms as the shares of common stock sold in the Offering subject to the satisfaction of certain U.K related tax requirements (the “Octopus Share Purchase”). Under the terms of the Octopus Letter Agreement, the Octopus Share Purchase could not occur before the later of July 1, 2021 or such date as is one year from the end of our last fiscal year. In the event that we do not change our fiscal year end from December 31, the Octopus Share Purchase could not occur until January 1, 2022, subject to the satisfaction of the other conditions set forth in the Octopus Letter Agreement. The Octopus Share Purchase is conditioned on, among other things, the requirement that our gross assets must be less than £15.0 million at the time of the purchase and less than £16.0 million after giving effect to the Octopus Share Purchase. There can be no assurance that we will satisfy the conditions set forth in the Octopus Letter Agreement, many of which are highly technical due to U.K. tax requirements that are applicable to the Octopus Investors. Consequently, no assurance can be given that the Octopus Share Purchase will be consummated or as to the timing thereof.

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

Our principal stockholders and management have substantial control over us and could delay or prevent a change in corporate control.

As a result of the Exchange, the Stock Forfeiture and the Offering, (1) Octopus Titan VCT Plc became our largest stockholder, owning approximately 25.5 % of our common stock, and (2) our executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own 52.8% of our common stock. As a result, these stockholders, acting together have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly impact the management and affairs of our company. The interests of these stockholders may not be the same as or may even conflict with your interests. The concentration of ownership might decrease the market price of our common stock by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 27, 2021, the Company issued 25,000 shares of common stock at a value of $2.00 per share to a consultant. Such issuance was exempt from registration under 4(a)(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: August 13, 2021

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Bahns
Name:	Robert Bahns
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)