Form 10-Q
period 2021-09-30
SmartKem, Inc.
filed 2021-11-12
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 11 2021, there were 25,541,809 of the registrant’s shares of common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except number of shares and per share data)

	September 30,	December 31,
	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$14,719	$764
Accounts receivable	—	18
Research and development tax credit receivable	921	982
Prepaid expenses and other current assets	937	259
Total current assets	16,577	2,023
Property, plant equipment, net of accumulated depreciation of $1,041 and $908	805	682
Right-of-use assets, net	170	236
Other assets	6	8
Total assets	$17,558	$2,949

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$1,323	$861
Current lease liabilities	125	217
Total current liabilities	1,448	1,078
Non-current lease liabilities	16	20
Total liabilities	1,464	1,098

Stockholders’ Equity:
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 25,541,809 and 13,627,887 shares issued and outstanding, at September 30, 2021 and December 31, 2020, respectively*	3	1
Additional paid-in capital	89,831	61,276
Accumulated other comprehensive loss	(1,365)	(1,480)
Accumulated deficit	(72,375)	(57,946)
Total Stockholders’ equity	16,094	1,851

Total Liabilities and Stockholders’ Equity	$17,558	$2,949
*	Please refer to Note 1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except number of shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$—	$50	$—	$71
Cost of revenue	—	26	—	38
Gross profit	—	24	—	33

Other operating income	447	747	1,135	1,125

Operating Expenses:
Research and development	1,356	1,102	6,725	3,213
Selling, general and administrative	1,368	292	6,695	1,061
Transaction expenses	—	—	1,329	—
Total operating expenses	2,724	1,394	14,749	4,274

Loss from operations	(2,277)	(623)	(13,614)	(3,116)

Non-operating (Expense)/Income
(Loss)/Gain on foreign currency transactions	(386)	1	(799)	—
Interest expense	—	—	(19)	(6,835)
Interest income	1	—	3	3
Change in fair value of derivative asset	—	—	—	(6,282)
Loss on conversion of convertible notes payable	—	—	—	(5,470)
Total non-operating (expense)/income	(385)	1	(815)	(18,584)

Loss before income taxes	(2,662)	(622)	(14,429)	(21,700)
Income tax expense	—	—	—	—
Net loss	$(2,662)	$(622)	$(14,429)	$(21,700)

Net loss	$(2,662)	$(622)	$(14,429)	$(21,700)
Other comprehensive loss:
Foreign currency translation	82	156	115	(405)
Total comprehensive loss	$(2,580)	$(466)	$(14,314)	$(22,105)

Basic & diluted net loss per common share	$(0.10)	$(0.05)	$(0.59)	$(1.73)

Basic & diluted weighted average shares outstanding	27,671,646	13,596,438	24,397,327	12,551,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended September 30,

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at June 30, 2020	13,447,057	1	60,963	(1,757)	(55,891)	3,316
Issuance of common stock	180,830	-	313	-	-	313
Foreign currency translation adjustment	-	-	-	156	-	156
Net loss	-	-	-	-	(622)	(622)
Balance at September 30, 2020	13,627,887	$1	$61,276	$(1,601)	$(56,513)	$3,163

				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at June 30, 2021	25,462,000	3	89,722	(1,447)	(69,713)	18,565
Stock-based compensation expense	-	-	2	-	-	2
Issuance of common shares to vendor	60,000	-	107	-	-	107
Stock options exercised	19,809	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	82	-	82
Net loss	-	-	-	-	(2,662)	(2,662)
Balance at September 30, 2021	25,541,809	$3	$89,831	$(1,365)	$(72,375)	$16,094

(continued)

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) (Continued)

For the Nine Months Ended September 30,

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2020	2,183,885	$-	$30,926	$(1,196)	$(34,813)	$(5,083)
Issuance of common stock	2,548,877	-	4,592	-	-	4,592
Conversion of notes and interest	8,895,125	1	25,758	-	-	25,759
Foreign currency translation adjustment	-	-	-	(405)	-	(405)
Net loss	-	-	-	-	(21,700)	(21,700)
Balance at September 30, 2020	13,627,887	1	61,276	(1,601)	(56,513)	3,163

				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2021	13,627,887	$1	$61,276	$(1,480)	$(57,946)	$1,851
Issuance of common shares due to exercise of stock-options	1,424,622	1	19	-	-	20
Stock-based compensation expense	-	-	6,097	-	-	6,097
Repurchase of common stock	(2,307,700)	-	-	-	-	-
Effect of reverse capitalization	2,500,000	-	-	-	-	-
Issuance of common shares to vendor	135,000	-	256	-	-	256
Issuance of common stock and warrants in private placement	10,162,000	1	24,637	-	-	24,638
Issuance costs related to common stock and warrants in private placement	-	-	(2,454)	-	-	(2,454)
Foreign currency translation adjustment	-	-	-	115	-	115
Net loss	-	-	-	-	(14,429)	(14,429)
Balance at September 30, 2021	25,541,809	3	89,831	(1,365)	(72,375)	16,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,429)	$(21,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	147	148
Common shares issued to vendor for services	186	—
Amortization of right of use asset	164	131
Stock-based compensation	6,097	—
Non-cash interest expense	—	6,835
Change in fair value of embedded conversion feature	—	6,282
Loss on conversion of convertible notes payable	—	5,470
Change in operating assets and liabilities:
Accounts receivable, net	19	(1)
Research & development tax credit receivable	46	871
Prepaid expenses and other current assets	(614)	(44)
Accounts payable and accrued expenses	478	(466)
Lease liabilities	(196)	(118)
Other assets	2	(1)
Net cash used in operating activities	(8,100)	(2,593)

Cash flows from investing activities:
Purchases of property, plant and equipment	(282)	(90)
Net cash used by investing activities	(282)	(90)

Cash flows from financing activities:
Proceeds from Credit Facility Loan Payable	738	—
Repayment of Credit Facility Loan Payable	(738)	—
Proceeds from the issuance of common stock	—	4,592
Proceeds from the issuance of common stock and warrants in private placement	24,638	—
Payment of issuance costs	(2,454)	—
Proceeds from the exercise of stock options	20	—
Net cash provided by financing activities	22,204	4,592

Effect of exchange rate changes on cash	133	(116)

Net change in cash	13,822	1,909

Cash, beginning of period	764	412
Cash, end of period	$14,719	$2,205

Supplemental disclosure of cash and non-cash investing and financing activities
Cash paid for income taxes	$—	$—
Cash paid for interest	$19	$—
Right of use asset and lease liability additions	$86	$—
Issuance of common shares for consulting services	$99	$—
Conversion of debt and accrued interest into common shares	$—	$25,759

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Business

SmartKem, Inc. is seeking to reshape the world of electronics with a revolutionary semiconductor platform that enables a new generation of displays, sensors and logic. SmartKem’s patented TRUFLEX® inks are solution deposited at a low temperature, on low-cost substrates to make organic thin-film transistor (OTFT) circuits. The company’s semiconductor platform can be used in a number of applications including mini-LED displays, AMOLED displays, fingerprint sensors and logic circuits. SmartKem develops its materials at its research and development facility in Manchester, UK and its semiconductor manufacturing process at the Centre of Process Innovation (CPI) in Sedgefield, UK. The company has an extensive IP portfolio including approximately 120 issued patents.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has financed its activities principally from the issuance of its equity securities.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic (the “Pandemic”). The Pandemic has had a widespread and detrimental effect on the global economy and has adversely impacted the Company’s business and results of operations. The Company has experienced travel bans, states of emergency, quarantines, lockdowns, “shelter in place” orders, business restrictions and shutdowns in the countries where it operates. The Company’s containment measures have impacted its day-to-day operations and disrupted its business. Because the severity, magnitude and duration of the Pandemic and its economic consequences are highly uncertain, rapidly changing and difficult to predict, the ultimate impact of the Pandemic on the Company’s business, financial condition and results of operations is currently unknown. The additional costs incurred by the Company related to COVID-19 for three and nine months ended September 30, 2021 were deemed to be immaterial to the financial statements. The Company anticipates there may be additional costs relating to the Pandemic incurred in the upcoming months that will be attributable to fiscal year 2021 and thereafter. These costs are not expected to be material.

The Company has incurred substantial and negative cash flows from operations in every fiscal period since inception. For three and nine months ended September 30, 2021, the Company incurred a net loss of $2.7 million and $14.4 million, respectively, and used $8.1 million in cash to fund operations for the nine months ended September 30, 2021 and had an accumulated deficit of $72.4 million as of September 30, 2021. The Company’s cash as of September 30, 2021 was $14.7 million.

Management believes that the existing cash at September 30, 2021 will be sufficient to fund operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements.

The consolidated entity presented is referred to herein as “SmartKem”, “we”, “us”, “our”, or the “Company”, as the context requires and unless otherwise noted.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis for Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting and are presented in thousands, except number of shares and per share data. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2020. The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of non-collection. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for doubtful accounts would be required. There was no allowance for doubtful accounts recorded as of September 30, 2021 and December 31, 2020.

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

Impairment of Long-Lived Assets

Management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. If the carrying amount is greater than the undiscounted cash flows, the carrying amount of the asset is reduced to the asset’s fair value. An impairment loss is recognized immediately as an operating expense in the condensed consolidated statements of operations. Reversal of previously recorded impairment losses are prohibited. As of September 30, 2021 and December 31, 2020, Company’s management believed that no revision to the remaining useful lives or impairment of the Company’s long-lived assets was required.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended September 30, 2021 and 2020, the Company recorded grant income and research & development tax credits of $447 thousand and $747 thousand, respectively, and $1,135 thousand and $1,125 thousand for the nine months ended September 30, 2021 and 2020, respectively which are recorded as other operating income in the accompanying condensed consolidated statements of operations. As of September 30, 2021, and December 31, 2020, the Company had receivables related to research & development tax credits for payments not yet received of $921 thousand and $982 thousand, respectively.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of September 30, 2021 and December 31, 2020, there were no accruals for uncertain tax positions.

Contingent Liabilities

A provision for contingent liabilities is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The Company is a party to certain litigation and disputes arising in the normal course of business. As of September 30, 2021, the Company does not expect that such matters will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Offering Costs

Direct and incremental legal and accounting costs associated with the Company’s issuance of common stock and warrants are deferred and classified as a component of other assets on the consolidated balance sheet until completion of the issuance. Upon completion of the issuance, deferred offering costs are reclassified from other assets to equity and recorded against the net proceeds received in the issuance. The deferred offering costs incurred as of December 31, 2020 were immaterial and no offering costs were capitalized. For the nine months ended September 30, 2021 $2,454 thousand of offering costs were recorded in additional paid-in capital.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company has 2,168,000 pre-funded common stock warrants outstanding as of September 30, 2021, which became exercisable on April 23, 2021 based on terms and conditions of the agreements. As the pre-funded common stock warrants are exercisable for $0.01, these shares are considered outstanding common shares and included in computation of basic and diluted Earnings Per Share as the exercise of the pre-funded common stock warrants is virtually assured. The Company included these pre-funded common stock warrants in basic and diluted earnings per share when all conditions were met on April 23, 2021.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	September 30,
	2021	2020
Options	2,036,882	1,681,239
Warrants	985,533	—
Total	3,022,415	1,681,239

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

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this update affect all entities that issue freestanding written call options (for example warrants) that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings Per Share. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Management is currently evaluating the impact of this guidance but does not expect this update to have a material impact on the Company's financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2021	2020
Prepaid rent	$77	$65
Prepaid utilities	30	30
Prepaid insurance	557	41
Prepaid administrative expenses	101	69
Prepaid consulting fees	80	—
VAT receivable	92	54
Total prepaid expenses and other current assets	$937	$259

As of September 30, 2021 and December 31, 2020, there was $226 thousand and $0, respectively, of non-current prepaid insurance related to directors’ and officers’ liability insurance that was included in the amounts above.

4.    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2021	2020
Plant and equipment	$1,575	$1,316
Furniture and fixtures	245	248
Computer hardware and software	26	26
	1,846	1,590
Less: Accumulated depreciation	(1,041)	(908)
Property, plant and equipment, net	$805	$682

Depreciation expense was $52 thousand and $50 thousand for three months ended September 30, 2021 and 2020, respectively, and $147 thousand and $148 thousand for the nine months ended September 30, 2021 and 2020, respectively, and is classified as research and development expense.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
Accounts payable	$506	$227
Accrued expenses – lab refurbishments	131	132
Accrued expenses – technical fees	81	45
Accrued expenses – variable rent & utilities	13	67
Accrued expenses – audit & accounting fees	185	250
Accrued expenses – other	31	6
Credit card liabilities	21	6
Payroll liabilities	355	128
Total accounts payable and accrued expenses	$1,323	$861

6.    LEASES:

The Company has operating leases consisting of office space, lab space, and equipment with remaining lease terms of 1 to 2 years, subject to certain renewal options as applicable.

There was no sublease rental income for three and nine months ended September 30, 2021 and 2020. The Company is not the lessor in any lease agreement, and no related party transactions for lease arrangements have occurred.

The table below presents certain information related to the lease costs for the Company’s operating and finance leases for the periods ended:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$60	$45	$159	$132
Short-term lease cost	3	2	29	15
Variable lease cost	7	95	105	221
Total lease cost	$70	$142	$293	$368

The total lease cost is included in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$64	$130	$271	$336
Selling, general and administrative	6	12	22	32
Total lease cost	$70	$142	$293	$368

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Right of use lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	September 30,	December 31,
	2021	2020
Assets
Operating lease right of use assets	$170	$236
Total lease assets	$170	$236
Liabilities
Current liabilities:
Operating lease liability – current portion	$125	$217
Noncurrent liabilities:
Operating lease liability, net of current portion	16	20
Total lease liabilities	$141	$237

The Company had no right of use lease assets and lease liabilities for financing leases as of September 30, 2021 and December 31, 2020.

The table below presents certain information related to the cash flows for the Company’s operating leases for the periods ended:

	Nine Months Ended September 30,
	2021	2020
Operating cash outflows from operating leases	$196	$118
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right of use assets	$86	$—

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating and finance leases as of the period ended:

September 30,
2021
Weighted average remaining lease term (in years) – operating leases	0.89
Weighted average discount rate – operating leases	6.07%

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Undiscounted operating lease liabilities as of September 30, 2021, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows:

As of
September 30,
2021
2021	$73
2022	75
2023	8
2024	—
2025	—
Thereafter	—
Total undiscounted lease payments	156
Less imputed interest	(15)
Total net lease liabilities	$141

7.    CONVERTIBLE NOTES AND NOTES PAYABLE:

Convertible Notes

On January 24, 2020, a Qualified Financing Event (as defined below) occurred when the Company received cumulative investment proceeds in excess of $4,600 thousand from the sale and issuance of common shares. The fair value of the Company’s common shares were $1.807011 per share. The 2018 BASF Venture Capital and Entrepreneurs Fund L.P. Notes (as defined below), 2018 Octopus Investment Limited Notes (as defined below), and the 2019 Octopus, EF, and Other Notes (as defined below) in the aggregate principal amount of $11,796 thousand were converted into 8,159,977 of common shares (at the discounted price of $1.45 per share), and the related unpaid and accrued interest totaling $1,063 thousand were also converted into 735,148 of A Ordinary common shares of the Company (at the discounted price of $1.45 per share). The Company recognized a loss on conversion of $5,470 thousand for the nine months ended September 30, 2020 related to the conversion of notes measured as the difference in carrying value of debt and accrued interest and the fair value of shares converted on the conversion date. As a result of the conversion, the Company also recognized the unamortized debt discount related to the beneficial conversion feature of $6,767 thousand as interest expense for the nine months ended September 30, 2020.

For the nine months ended September 30, 2020, the Company incurred an effective interest rate of 13.5% relating to convertible notes. There were no convertible notes outstanding during the three months ended September 30, 2020 and the three and nine months ended September 30, 2021. There was interest expense recognized based on the debt’s stated interest for the nine months ended September 30, 2021 and 2020 of zero and $43 thousand, respectively, relating to convertible notes. Additional interest expense related to the amortization of debt issuance cost was zero and $25 thousand for the nine months ended September 30, 2021 and 2020, respectively, for convertible notes. There was no interest expense or amortization of debt issuance cost recognized relating to convertible notes for the three months ended September 30, 2021 and 2020,

Loss on the conversion of notes is included on the consolidated statements of operations and other comprehensive loss as loss on conversion of convertible notes payable. The amount displayed in the statements of operations and other comprehensive loss for the three months ended September 30, 2020 is inclusive of the loss on notes in the amount of $9,344 thousand, loss on accrued interest in the amount of $1,046 thousand and offset by the gain on the extinguishment of derivative liability in the amount of $4,920 thousand (Note 8).

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2018 BASF Venture Capital and Entrepreneurs Fund L.P. Notes

On April 18, 2018, the Company entered into a convertible note agreement (the “2018 BASF Venture Capital and Entrepreneurs Fund L.P. Notes”), with BASF Venture Capital (“BASF”) and Entrepreneurs Fund L.P. (“EF”) with an aggregate principal of $5,862 thousand. The 2018 BASF/EF Convertible Note was issued in three separate tranches on April 18, 2018, July 20, 2018, and December 28, 2018.

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

2018 Octopus Notes

On July 20, 2018 the Company entered into a convertible note agreement (the “2018 Octopus Investment Limited Notes”) with Octopus Investment Limited (“Octopus”) with an aggregate nominal amount of $2,622 thousand. The 2018 Octopus Convertible Note was issued in two separate tranches on July 20, 2018 and December 28, 2018.

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

2019 Octopus, EF, and Other Notes

On June 26, 2019 the Company entered into a convertible note agreement (the “2019 Octopus, EF, and Other Notes”) with Octopus, EF, and various private investors with an aggregate nominal amount of $3,681 thousand. The 2019 Octopus Convertible Note was issued in two separate tranches on June 26, 2019 and September 23, 2019.

The 2018 Octopus, EF, and Other Notes and accrued but unpaid interest were convertible into the common shares based on (i) fund raising at a price paid per Senior Share equal to the price paid per Senior Share by the investors on a Fund Raising at a discount, (ii) sale of the company at a price per Senior Share of $0.001861, (iii) listing of the company on a publicly traded market at a price per Senior Share of $14.61, or (ii) any date following the first anniversary of the date the of the Instrument at a price per Senior Share of $11.19. The principal amount shall accrue interest at a rate of 10% per annum, from the Issue Date up until the notes are (i) converted, cancelled, repaid or redeemed or (ii) the longstop date. Accrued interest was to be calculated on the basis of a 365-day year for the actual number of days elapsed. The issuance of convertible notes with a beneficial redemption feature resulted in a debt discount of $2,608 thousand.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Notes Payable

On January 26, 2021, the Company entered into a term loan facility agreement for the amount of $738 thousand. The funds were available to be drawn on from the effective date of the agreement through January 27, 2021. The Company drew down the full loan amount on January 26, 2021. The Company’s research and development tax credit was to be utilized as collateral. The Lender was to be paid immediately following payment of research and development tax credit from the United Kingdom’s HM Revenue and Customs. The final repayment was due six months from the agreement date, if the loan and any interest was not repaid in full prior to this date. The loan carried a monthly interest rate of 1.25%. The interest accrued daily and compounded monthly on the monthly anniversary of the draw down date of the loan.

For nine months ended September 30, 2021, the Company incurred an effective interest rate of 26.20% relating to notes payable. There were no notes payable outstanding during for the nine months ended September 30, 2020. The interest expense recognized based on the debt’s effective interest rate for nine months ended September 30, 2021 and 2020, was $19 thousand and zero, respectively, relating to notes payable. There were no notes payable outstanding during the three months ended September 30, 2021 and 2020, and no associated interest expense during the period.

The Company repaid the note payable in full on March 2, 2021. There were no notes payable outstanding as of September 30, 2021 and December 31, 2020.

8.    DERIVATIVE ASSET:

The company recorded a derivative asset related to the convertible notes outstanding during the nine months ended September 30, 2020. The Company measured the derivative asset on a recurring basis using significant unobservable inputs (Level 3) for nine months ended September 30, 2020.

The Embedded Conversion Features are separately measured at fair value, with changes in fair value recognized in current operations. The original values of the Embedded Conversion Features were recorded as a derivative asset with the offset as a debt premium to the Convertible Notes which is being amortized over the term of the Convertible Notes. During the nine months ended September 30, 2020, all outstanding convertible notes were converted into equity. The derivative asset was marked to market on the date of conversion and derecognized at conversion. The change in fair value of derivative asset included in earnings was $6,282 thousand for the nine months ended September 30, 2020. The gain on extinguishment of derivative asset upon conversion is $4,920 thousand and is recorded as an offset within the loss on conversion of convertible notes payable on the consolidated statements of operations and comprehensive loss.

There were no convertible notes outstanding during the three and nine months ended September 30, 2021, and no associated derivative asset during the period.

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

Common Stock Warrants

On February 23, 2021, a total of 985,533 fully vested common stock warrants were issued to a vendor for financial advisory services provided in connection with the sale of the Company’s common stock . The common stock warrants are exercisable at a per share price of $2.00 until they expire on February 23, 2026. During the three months ended September 30, 2021, no warrants issued to vendors for financial advisory services were exercised. The grant date fair value for these warrants of $0.91 per warrant for a total fair value of $896 thousand, was determined using the Black-Scholes options valuation model. The Company recorded the warrants at fair value, as both an increase and decrease in additional paid-in capital during the nine months ended September 30, 2021. There were no warrants issued during the three months ended September 30, 2021.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the Company’s warrants to purchase common stock activity is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Warrants outstanding at January 1, 2021	—	$—	—
Exercised	—	—	—
Forfeited or Expired	—	—	—
Granted	985,533	2.00	5.00
Warrants outstanding at September 30, 2021	985,533	$2.00	4.40

On February 23, 2021, a total of 2,168,000 pre-funded common stock warrants were issued to investors with an exercise price of $0.01 per share for total proceeds to the Company of $4,314 thousand during the nine months ended September 30, 2021. During the three and nine months ended September 30, 2021, no warrants issued to investors were exercised. The grant date fair value for these warrants of $1.99 is based on the stock price at issuance date of $2.00 less the exercise price of $0.01. The pre-funded common stock warrants have no expiration date and terminate upon exercise.

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

Weighted-
Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2021	—	$—
Exercised	—	—
Forfeited or Expired	—	—
Granted	2,168,000	0.01
Pre-funded warrants outstanding at September 30, 2021	2,168,000	$0.01

The grant date fair value of common stock warrants is determined using the Black Scholes option-pricing model. The Company is a private company and estimates its expected stock volatility based on historical volatility of publicly traded peer companies. The following assumptions were used during the nine months ended September 30, 2021:

Nine Months Ended
September 30, 2021
Expected term (years)	5 years
Risk-free interest rate	0.60%
Expected volatility	54%
Expected dividend yield	0%

There were no common stock warrants issued during the nine months ended September 30, 2020.

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

During the nine months ended September 30, 2020, the Company granted 1,828,128 SmartKem Limited share options to employees and consultants. These options were either exercised or cancelled as a result of the reverse merger and recapitalization.

On February 23, 2021, the Company approved the 2021 Equity Incentive Plan (“2021 Plan”), in which a maximum aggregate number of shares of common stock that may be issued under the 2021 Plan is 2,275,000 shares. Subject to the adjustment provisions of the 2021 Plan, the number of shares of the Company’s common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning with 2022 fiscal year and ending on the Company’s 2031 fiscal year in an amount equal to the least of: 1) 2,275,000 shares of the Company’s common stock; 2) four percent (4%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or 3) such number of shares of the Company’s common stock as the administrator may determine.

As a result of the reverse merger and recapitalization, an aggregate of 402,586 options were issued during February 2021 under the 2021 Plan in consideration for the cancellation of the SmartKem Limited options that were outstanding. Of these options, 336,557 had an exercise price of $0.001 per share and 66,029 had an exercise price of $2.00 per share and all expire on the ten year anniversary of the grant date. These options were fully vested on the grant date.

During the nine months ended 30 September 2021, the Company has issued a further 1,700,326 options for employees, directors and consultants. The options vest over a period of four years, have an exercise price of $2.00 per share and expire on the ten year anniversary of the grant date.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Determining the appropriate fair value of share-based awards requires the input of subjective assumptions, including the fair value of the Company’s common shares, and for share options, the expected life of the option, and expected share price volatility. The Company uses the Black-Scholes option pricing model to value its share option awards. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involves inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, the share-based compensation expense could be materially different for future awards. Options granted under the 2021 Plan for nine months ended September 30, 2021 were valued using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended
September 30, 2021
Expected term (years)	5 years - 6 years
Risk-free interest rate	0.3% - 1.2%
Expected volatility	54% - 58%
Expected dividend yield	0%

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

The following table reflects share activity under the share option plans for nine months ended September 30, 2021:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-
		Average	Contractual	Average
	Number of	Exercise	Term	Fair Value at
	Shares	Price	(Years)	Grant Date
Options outstanding at January 1, 2021	1,810,749	$0.06143	9.70	$3.46867
Exercised	(1,424,622)	0.01447
Cancelled	(405,936)	0.06452
Forfeited	(46,221)	0.00100
Granted	2,102,912	1.68007
Options outstanding at September 30, 2021	2,036,882	$1.71781	9.57	$1.14162

The weighted-average grant-date fair value per share option granted for the nine months ended September 30, 2021 was $1.14.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2021, there were 336,556 exercisable options outstanding.

Stock-based compensation, including stock options and warrants is included in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$(2)	$—	$2,930	$—
Selling, general and administrative	4	—	3,167	—
Total	$2	$—	$6,097	$—

Total compensation cost related to non-vested stock option awards not yet recognized as of September 30, 2021 was $1,506 thousand and will be recognized on a straight-line basis through the end of the vesting periods in September 2025. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

12.    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses are comprised of the following items:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Salaries and benefits	$540	$192	$4,755	$666
Rent and property tax expense	6	12	22	32
Insurance	168	—	323	—
Utilities	1	1	3	—
Sales and marketing	309	38	415	72
Legal and professional fees	287	42	995	272
Other selling, general, and administrative expenses	57	7	182	19
Total	$1,368	$292	$6,695	$1,061

13.    DEFINED CONTRIBUTION PENSION:

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Pension cost is included in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$25	$20	$73	$62
Selling, general and administrative	13	8	30	8
Total pension cost	$38	$28	$103	$70

As of September 30, 2021 and December 31, 2020 there were no amounts owed to the pension scheme.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.    RELATED PARTY TRANSACTIONS:

In addition to transactions and balances related share-based compensation to officers and directors, the Company incurred expenses of $18 thousand and $0, for the three months ended September 30, 2021 and 2020, respectively, and $43 thousand and $2 thousand, for the nine months ended September 30, 2021 and 2020, respectively, due to reimbursement of expenses and compensation for members of the Board of Directors. These expenses are recorded in selling, general & administrative in the condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, there was $18 thousand and zero, respectively, payable to members of the Board of Directors that are recorded in accounts payable and accrued expenses on the condensed consolidated balance sheets.

During the nine months ended September 30, 2021, the Company reimbursed an owner for legal fees and other expenses as a result of the Exchange (see Note 1). The reimbursement of these fees for services resulted in an expense of $66 thousand for the nine months ended September 30, 2021. The expense incurred during the three months ended September 30, 2021 was zero and there was zero payable as of September 30, 2021.

The Company obtained consulting services from an individual who is a family member of a Director of the Company. The consulting services resulted in an expense of zero and $35 thousand for the three and nine months ended September 30, 2021. There was zero payable as of September 30, 2021.

15.    SUBSEQUENT EVENTS:

The Company has evaluated subsequent events through the issuance of these financial statements and is not aware of any material items that would require disclosure in the notes to the financial statements or would be required to be recognized as of September 30, 2021.

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

We are seeking to reshape the world of electronics with a revolutionary semiconductor platform that enables a new generation of displays, sensors and logic. SmartKem’s patented TRUFLEX® inks are solution deposited at a low temperature, on low-cost substrates to make organic thin-film transistor (OTFT) circuits. Our semiconductor platform can be used in a number of applications including mini-LED displays, AMOLED displays, fingerprint sensors and logic circuits. We develop our materials at our research and development facility in Manchester, UK, and at our semiconductor manufacturing process at the Centre of Process Innovation (CPI) in Sedgefield, UK. We have an extensive IP portfolio including approximately 120 issued patents.

Since our inception in 2009, we have devoted substantial resources to the research and development of materials and production processes for the manufacture of organic thin film transistors and the enhancement of our intellectual property. Our loss before income taxes was $2.7 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively. Our loss before income taxes was $14.4 million and $21.7 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, our accumulated deficit was $72.4 million. Substantially all of our operating losses have resulted from expenses incurred in connection research and development activities and from general and administrative costs associated with our operations.

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

Other Operating Income. Our other income includes government grants received for qualifying research and development projects, and research and development tax credits related to the United Kingdom’s Research and Development Expenditure Credit scheme, which is a government tax incentive designed to reward innovative companies for investing in research and development. The income associated with these items are recognized in the period which the research and development expenses occurred. Additionally, during the three months ended September 30, 2021, the Company received government grants under the United Kingdom’s Coronavirus Job Retention Scheme.

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

Three month-periods ended September 30, 2021 and 2020

Our results of operations for the three month-periods ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Increase (Decrease)
US$000	2021	2020	Amount	Percentage
Revenue	$—	$50	$(50)	(100)%
Cost of revenue	—	26	(26)	(100)%
Gross Profit	—	24	(24)	(100)%
Other Operating Income	447	747	(300)	(40)%
Operating Expenses
Research and development	1,356	1,102	254	23%
Selling, general and administrative	1,368	292	1,076	368%
Transaction expenses	—	—	—	—%
Total operating expenses	2,724	1,394	1,330	95%
Loss from operations	(2,277)	(623)	(1,654)	265%
Non Operating (Expense)/Income
(Loss)/gain on foreign currency transactions	(386)	1	(387)	(38,700)%
Interest expense	—	—	—	—%
Interest income	1	—	1	—%
Total non operating (expense)/income	(385)	1	(386)	(38,600)%
Loss before income taxes	(2,662)	(622)	(2,040)	328%
Income tax expense	—	—	—	—
Foreign Currency Translation	82	156	(74)	(47)%
Total comprehensive loss	$(2,580)	$(466)	$(2,114)	454%

We did not record any revenue in the three months ended September 30, 2021, compared to $50 thousand of revenue for the three months ended September 30, 2020. Accordingly, revenue, cost of revenues and gross profit were all $0 for the three months ended September 30, 2021, a 100% decrease in each of these balances compared to the three months ended September 30, 2020.

Other operating income decreased by $300 thousand, or 40%, to $447 thousand for the three months ended September 30, 2021, compared to $747 thousand for the 2020 period. Other operating income in 2021 comprised research and development tax credits while in 2020 it comprised $245 thousand of research and development tax credits and $502 thousand of research and development grant monies.

Operating expenses increased $1.3 million, or 95%, to $2.7 million for the three months ended September 30, 2021, compared to $1.4 million for the comparable period of 2020. The increase was primarily due to the matters described below.

Research and development expense, which represents 50% and 79% of our total operating expenses for the three months ended September 30, 2021 and 2020, respectively, increased by $0.3 million, or 23%, to $1.4 million for the three months ended September 30, 2021, compared to $1.1 million for the three months ended September 30, 2020. The increase was primarily due to expenses incurred in further developing core materials and in fabricating demonstrator devices to promote our technology to prospective customers and partners.

Selling, general and administrative expense, which represents 50% and 21% of our total operating expenses for the three months ended September 30, 2021 and 2020, respectively increased by $1.1 million or 368% to $1.4 million for the three months ended September 30, 2021, compared to $0.3 million for the three months ended September 30, 2020. This increase was mainly due to an increase in staff costs resulting from adding to our sales teams in the US and Asia and the strengthening of our finance team to prepare our company’s US public company financial reporting, as well as from the additional legal, accounting and insurance expenses of operating as a public company.

The loss on foreign currency transactions was $386 thousand for the three months ended September 30, 2021, compared to a gain of $1 thousand for the three months ended September 30, 2020, an increase of $387 thousand. The loss was due to fluctuations in U.S. dollar/U.K. pound value arising from transactions denominated in foreign currencies and the translation of certain foreign currency subsidiary balances.

Interest income was less than $1 thousand for the three months ended September 30, 2021, compared to $0 for the three months ended September 30, 2020. The increase was due to higher average cash deposits during the third quarter of 2021 compared to the third quarter of 2020, offset by reductions in the credit interest rates on our cash deposits.

The loss before income taxes was $2.7 million for the three months ended September 30, 2021, an increase of $2.0 million, compared to a loss before income taxes of $0.6 million for the three months ended September 30, 2020. The increase in loss was attributable to the higher research and development expense and the higher selling, general and administrative expense described in the preceding paragraphs.

Nine month-periods ended September 30, 2021 and 2020

Our results of operations for the nine month-periods ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended September 30,		Increase (Decrease)
US$000	2021	2020	Amount	Percentage
Revenue	$—	$71	$(71)	(100)%
Cost of revenue	—	38	(38)	(100)%
Gross Profit	—	33	(33)	(100)%
Other Operating Income	1,135	1,125	10	1%
Operating Expenses
Research and development	6,725	3,213	3,512	109%
Selling, general and administrative	6,695	1,061	5,634	531%
Transaction expenses	1,329	—	1,329	—%
Total operating expenses	14,749	4,274	10,475	245%
Loss from operations	(13,614)	(3,116)	(10,498)	337%
Non Operating (Expense)/Income
Loss on foreign currency transactions	(799)	—	(799)	—%
Interest expense	(19)	(6,835)	6,816	(100)%
Interest income	3	3	—	—%
Change in fair value of derivative asset	—	(6,282)	6,282	(100)%
Loss on conversion of convertible notes payable	—	(5,470)	5,470	(100)%
Total non operating expense	(815)	(18,584)	17,769	(96)%
Loss before income taxes	(14,429)	(21,700)	7,271	(34)%
Income tax expense	—	—	—	—
Foreign Currency Translation	115	(405)	520	(128)%
Total comprehensive loss	$(14,314)	$(22,105)	$7,791	(35)%

We did not record any revenue in the nine months ended September 30, 2021, compared to $71 thousand of revenue for the nine months ended September 30, 2020. Accordingly, revenue, cost of revenues and gross profit were all $0 for the nine months ended September 30, 2021, a 100% decrease in each of these balances compared to the nine months ended September 30, 2020.

Other operating income was $1.1 million for both the nine months ended September 30, 2021 and the nine months ended September 30, 2020. Other operating income in 2021 largely comprised $944 thousand of research and development tax credits and $181 thousand in research and development grant monies. Other operating income in 2020 comprised $623 thousand of research and development tax credits and $502 thousand of research and development grant monies.

Operating expenses increased $10.5 million, or 245%, to $14.7 million for the nine months ended September 30, 2021, compared to $4.3 million for the comparable period of 2020. The increase was primarily due to the matters described below.

Research and development expense, which represents 46% and 75% of our total operating expenses for the nine months ended September 30, 2021 and 2020, respectively, increased by $3.5 million, or 109%, to $6.7 million for the nine months ended September 30, 2021, compared to $3.2 million for the nine months ended September 30, 2020. The increase was primarily due to stock-based compensation expense in 2021 as detailed in Note 11 Share-Based Compensation to our unaudited consolidated financial statements (Part I, Item 1 of this Form 10-Q) and expenses incurred in further developing core materials and in fabricating demonstrator devices to promote our technology to prospective customers and partners.

Selling, general and administrative expense, which represents 45% and 25% of our total operating expenses for the nine months ended September 30, 2021 and 2020, respectively, increased by $5.6 million, or 531%, to $6.7 million for the nine months ended September 30, 2021, compared to $1.1 million for the nine months ended September 30, 2020. This increase was mainly due stock-based compensation expense in 2021 as detailed in Note 11 Share-Based Compensation to our unaudited consolidated financial statements (Part I, Item 1 of this Form 10-Q), from adding to our sales teams in the US and Asia and the strengthening of our finance team to prepare our company’s US public company financial reporting, as well as from the additional legal, accounting and insurance expenses of operating as a public company.

Transaction costs of $1.3 million associated with the Exchange were incurred in the nine months ended September 30, 2021.

The loss on foreign currency transactions was $799 thousand for the nine months ended September 30, 2021, compared to $0 for the nine months ended September 30, 2020, an increase of $799 thousand. The increase was due to fluctuations in U.S. dollar/U.K. pound value arising from transactions denominated in foreign currencies and the translation of certain foreign currency subsidiary balances.

Interest expense was $19 thousand for the nine months ended September 30, 2021, compared to $6.8 million for the nine months ended September 30, 2020, a decrease of $6.8 million. The decrease resulted from the conversion in early 2020 of all outstanding loan notes to equity which resulted in the interest expense recognition of unamortized loan discounts.

Interest income was $3 thousand for the nine months ended September 30, 2021, unchanged from the nine months ended September 30, 2020. Reductions in the credit interest rates on our cash deposits offset the higher average cash deposits held in 2021.

The change in fair value of derivative assets was zero for the nine months ended September 30, 2021, compared to $6.3 million for the nine months ended September 30, 2020, a decrease of $6.3 million or 100%. The decrease resulted from the 2020 change in market value reflected the change in probability of conversion immediately before the conversion date.

The loss on conversion of convertible notes payable was $0 for the nine months ended September 30, 2021, compared to $5.5 million for the nine months ended September 30, 2020. The 2020 loss resulted from the difference between the fair value of the A ordinary shares issued and the carrying value of the convertible loan notes plus accrued interest and the fair market value of the embedded derivative on the date of conversion in 2020.

The loss before income taxes was $14.4 million for the nine months ended September 30, 2021, a decrease of $7.3 million, compared to a loss before income taxes of $21.7 million for the nine months ended September 30, 2020. The decrease in loss was attributable to a reduction in non-operating losses resulting from the accounting recognition of loans converted to equity during 2020, partially offset by higher stock compensation expense, transaction costs from the Exchange in 2021 and operating expenses associated with being a public company.

Liquidity and Capital Resources

Since inception, we have not generated significant revenue from product sales, and we have incurred significant operating losses and had an accumulated deficit of $72.5 million as of September 30, 2021. We have not commercialized any products and may not generate significant revenue from product sales during 2021, if at all. To date, we have funded our operations primarily with proceeds from the private sale of equity and debt securities and borrowing against our research and development credits. As of September 30, 2021, our cash and cash equivalents were $14.7 million. The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
US$000	2021	2020
Net cash used in operating activities	(8,100)	(2,593)
Net cash used by investing activities	(282)	(90)
Net cash provided by financing activities	22,204	4,592
Net change in cash	13,822	1,909
Effect of exchange rate changes on cash	133	(116)
Cash, beginning of period	764	412
Cash, end of period	$14,719	$2,205

Operating Activities

Net cash used in operating activities was $8.1 million for the nine months ended September 30, 2021, compared to $2.6 million for the nine months ended September 30, 2020, an increase of $5.5 million. The increase resulted primarily from our increased research and development activity, the operating expenses associated with being a public company, the expenses incurred in connection with the Exchange and movements in our working capital balances.

Investing Activities

We used $282 thousand of cash in investing activities during the nine months ended September 30, 2021, compared to net cash used of $90 thousand for the nine months ended September 30, 2020, an increase of $192 thousand. The increase resulted primarily from a higher level of investment in laboratory and capital equipment in 2021.

Financing Activities

Net cash provided by financing activities was $22.2 million for the nine months ended September 30, 2021 compared with $4.6 million generated from financing activities in 2020. Net cash provided by financing activities during the nine months ended September 30, 2021 resulted primarily from the net proceeds of the Offering.

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

In January 2021 SmartKem entered into a Facility Agreement (the “Facility Agreement”) with FRCF 2 Limited (“Lender”) pursuant to which the Lender provided SmartKem with a secured term loan facility in the amount of $738 thousand (the “Facility”) as an advance against certain research and development tax credit payments expected to be received by SmartKem. Interest on amounts outstanding on the Facility bore interest at a monthly rate of 1.25%, compounded monthly, and were payable on demand. Payment of all amounts outstanding on the Facility were due on July 26, 2021. SmartKem had the right to prepay all or part of the outstanding amounts under the Facility, subject to a pre-payment penalty equal to two months’ accrued interest if such amounts were repaid prior to March 26, 2021. SmartKem was required to repay the Facility with the proceeds of the expected tax credit payments. SmartKem paid the Lender an arrangement fee of $37 thousand in connection with the establishment of the Facility. SmartKem agreed to certain affirmative and negative covenants in the Facility Agreement requiring SmartKem to provide certain information to the Lender and preventing SmartKem from, among other things: (i) incurring additional indebtedness for borrowed money, (ii) making certain payments to insiders, (iii) selling, transferring or otherwise disposing of assets other than in the ordinary course of business or in other limited circumstances, (iv) creating any additional security interest on any of its assets, (v) engaging in any sale lease-back transaction, (vi) selling, transferring or otherwise disposing of its receivables on recourse terms, (vii) entering into any arrangement under which money or the benefit of a bank or other account may be applied, set-off or made subject to a combination of accounts, or (viii) entering into any other preferential arrangement. Upon the occurrence of any event of default (defined to include, among other things, payment defaults, a breach of any representation, warranty or covenant, certain bankruptcy-related events or a Change of Control of SmartKem), the Lender may declare all amounts outstanding under the Facility due and owing (at which point interest would begin to accrue at a default rate of 4% per month) and exercise its rights with respect to its security interest in SmartKem’s assets. Pursuant to the terms of a Debenture entered into in connection with the Facility Agreement, SmartKem granted a security interest in all of its assets to the Lender.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes thereto included in this Report are prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operation, and cash flows will be affected. A summary of our critical accounting policies is presented in Note 2 Summary of Significant Accounting Policies to our unaudited consolidated financial statements (Part I, Item 1 of this Form 10-Q). There were no material changes to our critical accounting policies during the three and nine months ended September 30, 2021.

Going Concern Evaluation

Our condensed consolidated financial statements included elsewhere herein have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have financed our activities principally from the issuance of ordinary shares, and debt securities. We have experienced recurring losses since inception and expect to incur additional losses in the future in connection with research and development activities.

In the nine months ended September 30, 2021, we raised net proceeds of $22.2 million through the Offering and at September 30, 2021 we had $14.7 million of cash after funding net cash used in operations for the nine month period ended September 30, 2021 of $8.1 million, $1.7 million of which was used in the three months ended September 30, 2021.

We expect that our available cash balances will provide sufficient liquidity to fund our current obligations and projected working capital and capital expenditure requirements for at least the next 12 months. Our management consider it is appropriate to continue to adopt the going concern basis in preparing the consolidated financial statements.

Internal Control Over Financial Reporting

During the year ended December 31, 2020 and for the period ended September 30, 2021, our management and independent registered public accounting firm identified material weaknesses related (i) the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place, or not operating effectively.

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

During the year ended December 31, 2020 and the period ended September 30, 2021, our management and independent registered public accounting firm identified material weaknesses related (i) the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place, or not operating effectively.

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

Since our inception, we have generated substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of September 30, 2021, we had an accumulated deficit of $72.4 million. For the year ended December 31, 2020 our total comprehensive loss was $23.4 million and for the nine months ended September 30, 2021, our total comprehensive loss was $14.3 million. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to generate revenue to offset our increased operating expenses. If we are unable to generate revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

We have incurred recurring losses since inception and, as of September 30, 2021, had an accumulated deficit of $72.4 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products, and it is possible we will never achieve profitability. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2019 and 2020. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

As a result of the Exchange, the Stock Forfeiture and the Offering, (1) Octopus Titan VCT Plc became our largest stockholder, owning approximately 25.4 % of our common stock, and (2) our executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own 65.7% of our common stock. As a result, these stockholders, acting together have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly impact the management and affairs of our company. The interests of these stockholders may not be the same as or may even conflict with your interests. The concentration of ownership might decrease the market price of our common stock by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 13, 2021, the Company issued 60,000 shares of common stock at a value of $2.00 per share to a consultant. Such issuance was exempt from registration under 4(a)(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

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

Date: November 12, 2021

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Bahns
Name:	Robert Bahns
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)