Form 10-K
period 2021-12-31
SmartKem, Inc.
filed 2022-03-28
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number +44 161 721 1514

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No   ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common stock. Accordingly, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the registrant’s most recently completed second fiscal quarter cannot be determined.

As of March 14, 2022, there were 26,566,809 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Glossary of Terms and Abbreviations

The following is a glossary of technical terms used in this Report:

10˄6 – 1,000,000 (the symbol before the number 6 indicates “raised to the power”)

AMOLED – Active Matrix OLED

a-Si – Amorphous silicon (TFT)

BKM – Best-Known Method

BL – Base Layer

°C – Degrees Celsius

CoA – Certificate of Analysis

COC – Cyclic Olefin Copolymer

CPI – Centre for Process Innovation

EDA – Electronic Design Automation

FET – Field-Effect Transistor

IC – Integrated Circuit

IV – Current-Voltage

LTPS – Low-Temperature Polysilicon TFT (Note: Low-Temperature is relative to silicon wafer processing temperatures >300°C, however not low temperature relative to the glass transition temperature of many plastics (<150°C)

OGI – Organic Gate Insulator

OLED – Organic Light Emitting Diode

OSC – Organic Semiconductor

OTFT – Organic Thin-Film Transistor

PDK – Process Design Kit

PEN - PolyEthylene Naphthalate

PET - PolyEthylene Terephthalate

PI - Polyimide

POR – Process of Record

PV – PassiVation layer

SAM – Self-Assembled Monolayer

SRL – Sputter Resistant Layer

TAC - Cellulose TriACetate

Tg – Glass transition temperature

TFT – Thin-Film Transistor

Vth – Threshold Voltage

Vto – Turn-on Voltage

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. All statements other than statements of historical fact contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology.

These forward-looking statements include, but are not limited to, statements about:

●	the implementation of our business model and strategic plans for our business, technologies and products;
●	the rate and degree of market acceptance of any of our products or organic semiconductor technology in
●	general, including changes due to the impact of (i) new semiconductor technologies, (ii) the performance of organic semiconductor technology, whether perceived or actual, relative to competing semiconductor materials, and (iii) the performance of our products, whether perceived or actual, compared to competing silicon-based and other products;
●	the timing and success of our, and our customers’, product releases;
●	our ability to develop new products and technologies;
●	our estimates of our expenses, ongoing losses, future revenue and capital requirements, including our our needs for additional financing;

●	our ability to obtain additional funds for our operations and our intended use of any such funds;
●	our ability to remain eligible on an over-the-counter quotation system;
●	our receipt and timing of any royalties, milestone payments or payments for products, under any current or future collaboration, license or other agreements or arrangements;
●	our ability to obtain and maintain intellectual property protection for our technologies and products and our ability to operate our business without infringing the intellectual property rights of others;
●	the strength and marketability of our intellectual property portfolio;
●	our dependence on current and future collaborators for developing, manufacturing or otherwise bringing our products to market;
●	the ability of our third-party supply and manufacturing partners to meet our current and future business needs;
●	our exposure to risks related to international operations;
●	our dependence on third-party fabrication facilities;
●	the impact of the COVID-19 pandemic and any future communicable disease outbreak on our business and operations;
●	our relationships with our executive officers, directors and significant stockholders;
●	our expectations regarding our classification as a “smaller reporting company,” as defined under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”), and an “emerging growth company” under the JOBS Act (as defined below) in future periods;

●	our future financial performance;
●	the competitive landscape of our industry;
●	the impact of government regulation and developments relating to us, our competitors or our industry;
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Form 10-K.

Any forward-looking statement in this Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Form 10-K and the documents that we reference in this Form 10-K and have filed with the SEC as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I

Item 1. Business

Unless otherwise stated or the context otherwise indicates, references to “SmartKem” the “Company,” “we,” “our,” “us,” or similar terms refer to SmartKem, Inc. and its subsidiaries.

Overview

We are a pioneer in the development of materials and processes used to make OTFTs for the manufacture of flexible electronics. Our TRUFLEX® semiconductor technology deposits organic ink on a substrate at a temperature as low as 80°C, enabling manufacturers to use a range of low-cost flexible plastic substrates using existing industry standard equipment and infrastructure. Our transistor stacks are flexible, bendable, wearable and lightweight and can be used in a number of different applications, including bendable smart-phone displays, curved automotive displays, e-paper displays, wearables, fingerprint sensors and printed biosensors.

Our Technology

The invention and development of FET devices has enabled the rapid expansion of electronics industry, particularly with the advent of the planar process essential for integrated circuitry. This is due to the ability to create compact circuits with an ever-increasing capability, lower cost per logic function, and a higher frequency of operation. Integrated circuits are present in almost all electronic devices today and there is a constant drive to embed smart features into a greater number of applications.

TFTs are a type of FET that can be processed on large area flat surfaces to make display screen backplanes, digital/analog electronics and sensor arrays for a wide range of consumer and industrial applications. The manufacturing of silicon- based electronics either in wafer or thin-film form, such as a-Si on glass, requires a high temperature process (approximately 300°C). Because plastic materials melt at high temperature, TFTs are manufactured on special glass that can withstand such high temperatures and are used to produce mainly rigid products.

Our OTFT technology comprises predominantly organic materials (such as polymers and organic small molecules) and can be solution coated at low temperature (as low as 80°C) onto a wide range of low-cost plastic substrates. The similarity in stretchability and coefficient of thermal expansion between the substrate and our TRUFLEX® materials permits production of robust, bendable/flexible and lightweight devices. Our OTFT performance, as measured by charge mobility, exceeds a-Si performance by a factor of four, which we believe offers product designers a significant extension of capability, by enabling them to transform flat, bulky objects into lightweight, robust and flexible products that we expect will appeal to consumers.

Our OSC materials use a polycrystalline small molecule with high mobility, together with a low molecular weight semiconducting polymer, to control the morphology, phase segregation and uniformity of the semiconducting layer and a solvent to deliver inks that are used to make devices with mobilities in excess of 4 cm2/Vs. In addition, we have developed all the other layers that are necessary to form the complete transistor stack.

Plastic substrates, such as PET, PEN, TAC and COC have relatively low Tg in the range of 100°C to 200°C. Using these plastics at temperatures above this level causes significant distortion and, in some instances, may even result in melting or thermal breakdown of the polymer. Our OTFTs can be processed at temperatures as low as 80°C, enabling the use of polymer substrates that are optically clear and low-cost. In addition, short duration processing at low temperature results in significant energy savings. Also, plastics do not have the same risk of shattering as glass and therefore less strengthening around the edge of large area plastic-bases devices is necessary, such as the use of aluminum frames to support torsional rigidity. Plastics can also be processed in very thin sheets (tens of microns) which saves space that can be used for increased battery capacity. Thin plastic substrates also enable the device to conform very easily to non-planar surfaces such as the human body which makes them well suited for wearable sensor and display devices. Thin plastic sheets are also conformable, allowing electronics to be curved around irregular surfaces.

Our BL, SAM, OSC, OGI, SRL and PV inks can be deposited using standard coating techniques such as spin-coating or slot-die coating which are widely used for the lithography processes used in TFT manufacturing. As a result, our OTFT process can be integrated into existing manufacturing lines using standard industrial techniques without the need for large capital investment. Furthermore, the solubility of our inks would permit customers to digitally print the features of the OTFT device, which we believe may be attractive to potential customers seeking to lower manufacturing costs.

Products and Services

We have internally developed all the materials necessary to fabricate high-performance OTFT devices except for the contact metals and substrates on which those materials are deposited. We supply our products as a set of stable liquid inks, with each ink forming a separate layer of the device. Each of the inks forming these layers has been carefully designed to result in the device performance and electrical stability required by the customer. We supply the ink set with a detailed POR for making the desired device.

Products have been scaled up for formulated ink supply to customers in packages sizes ranging from 100mL to several liters. These are supplied with CoA and POR alongside device and design consultancy to ensure successful technology transfer.

We intend to offer foundry services to customers who wish to have electronic circuits manufactured for them. Through arrangements with the United Kingdom’s CPI, we have access to a 2.5 generation (370mm x 470mm) foundry that we use for creating prototypes for evaluation by potential customers. In 2022, we intend to introduce an option to have devices produced using digital lithography (maskless photolithography), which will reduce the time from CAD layout to prototype for new designs. We do not have the ability to produce our flexible transistors at commercial scale and intend to seek relationships with existing foundries that are capable of producing our products at commercial scale to provide us with the ability to meet full production orders for customers that do not have their own facilities. We use product prototyping services to demonstrate applications enabled by OTFT to prospective customers. This allows potential customers seeking to evaluate physical samples of our materials prior to committing to purchase.

Advantages of Our TRUFLEX® Technology

The most widespread technology is a-Si which is principally used in the manufacture of backplanes for LCDs. More recent developments in inorganic semiconductors include use of the metal oxide IGZO for backplanes for large area OLED TVs and LTPS for high resolution cell phones. All these inorganic processes are operated at high temperatures and therefore require high-cost substrates, especially if they are to be processed on plastic. All are subject to failure on bending, have limited flexibility, and require additional product engineering for protection during bending to prevent failure of the display. This adds to the overall cost of production of a bendable or foldable device.

Our ability to employ TRUFLEX® materials at temperatures as low as 80°C enables manufacturers to use low-cost plastic substrates and the organic nature of our materials allows the transistors to be truly flexible. We believe that robust and lightweight display screens which are capable of being bent or folded would enable manufacturers of mobile devices to create products more tailored to customer demand and that our TRUFLEX® OFTFs are uniquely suited for this application. Our materials are organic and hence can withstand the strains experienced in severe bending such as a fold of a display. In addition, the substrate does not require the degree of protection from the edges as glass displays do which can eliminate the weight and cost associated with aluminum frames. Low temperature processing enables a wider range of plastic substrates to be used, allowing properties such as optical clarity to be optimized. There are also opportunities to process the OTFT on top of other display elements, such as a micro-LED array since the low process temperature would not damage the emissive components. We believe this ability to pattern the backplane on top of other components could lead to alternative display or sensor design configurations with advantages such as higher aperture ratio.

Market Opportunity

According to Markets and Markets, the global display market size was valued at $148.4 billion in 2021 and is projected to reach $177.1 billion by 2026, a CAGR of 3.6% during the forecast period. Growth in the display market is driven primarily by increasing demand for consumer electronics, including smart phones, automotive products, e-readers and flat panel displays. We believe that display manufacturers continue to seek product differentiation as a part of their marketing strategies.

Our TRUFLEX® materials enable customers to make backlight units that are both flexible and can drive high currents stably. Over the last two years several manufacturers have launched TVs with mini-LED backlight units and a number of companies are developing a new generation of direct emission micro-LED displays, flexible OLED displays, and transparent OLED displays. These new formats are supported by a variety of different backplanes using tiled versions of existing technologies or PCB backplanes. We believe that TRUFLEX® materials can be used to provide active-matrix transistor arrays that can address all of these new product categories using low-cost, flexible substrates. As products become more sophisticated and smart technology is implemented in wider use cases, we expect that manufacturers will seek technology solutions, such as our TRUFLEX® technology that enable them to implement the product designs that consumers will demand.

In addition, we believe that our OTFTs are suitable for applications where a relatively low number of transistors are required over a wide area such as sensors or distributed logic circuits.

Commercialization Strategy

A large sector of our target customers are large consumer electronics companies based in Asia (Taiwan, South Korea, Japan and China) that already own or have access to display backplane manufacturing lines and engage in large scale production of display products for TV or mobile/tablet markets using a-Si process lines. We believe that these companies are continually seeking to create novel, higher added value electronics products that cannot be manufactured using a-Si glass backplanes. We believe these potential customers will be attracted to our TRUFLEX® technology which would enable them to create novel, plastic-based products with improved robustness, higher flexibility and lighter weight using their existing production lines.

Other potential customers may not have access to display manufacturing lines and will seek a complete solution for their needs, including production capability. These are often companies who will use displays as a component within their products and will buy from Asian manufacturers according to what is available at the time. We can provide prototype production from the Gen 2.5 line at CPI. We intend to scale this capability by partnering with one or more foundry providers to scale up our ability to meet full production orders for customers that do not have their own facilities. Once the demand for our backplanes has exceeded our ability to supply products then the market pull would be sufficient to engage Asian display makers to transfer production to their facilities.

Our market strategy includes the identification of specific capabilities or products that we believe can most benefit from our TRUFLEX® technology. This identification process may involve our marketing efforts or feedback and requests from potential customers. As described below, once a commercial opportunity is identified, we will engage in a process of demonstration and evaluation with the potential customer.

Our strategy also involves the design and sale of materials for use as logic devices or circuits. Once we have identified a specific application requirement, we expect to proceed with development work through an understanding of the product specifications and engineering work to calculate the size and capabilities of pixel TFTs and storage capacitors. For digital logic applications, the situation is more complex, and circuits cannot be designed without access to supporting simulation, design and layout software. In silicon IC design, EDA tools are used to predict the behavior of circuits made using foundry services. This allows designers to simulate the behavior of prototype circuits and check their functionality ahead of the fabrication, therefore saving time and money.

We have developed an initial PDK for our process that is designed to be used by third parties in EDA software to allow them to design digital logic devices. The PDK contains information such as design rules that are specific to our process equipment, and it will also incorporate models of OTFTs made using our materials set. This will be used for digital device simulation and layout of circuit designs. We continue to characterize the electrical performance of our materials and to use that data to improve the correlation between simulations produced using those tools and actual devices. As part of this development, we expect to populate a library of reference designs for common gates used in digital electronic circuits to further simplify third party design processes.

Sales and Marketing

We have a direct sales force consisting of two employees located in Taiwan, and sales representation in China. Our CEO and management team are also actively engaged in developing customer and partner relationships. We believe that our initial customers will be located in Taiwan, Japan and the Peoples Republic of China. Our sales team is supported by engineers and product specialists located at our headquarters in the U.K. We intend to seek third-party distribution or sale-agent agreements with potential partners where we believe such agreements are justified by the potential market opportunity.

Our sales and marketing efforts have continued to be adversely impacted by the effects of the COVID-19 pandemic. During the pandemic, travel to and from Asia and other regions has been significantly restricted. As a result, we have had to cease virtually all business travel and have sought to increase our presence in affected markets through other means, including engaging sales representation in China. In addition, many of our expected customers are located in Asia, which has imposed severe lock-down restrictions in an effort to combat the pandemic. Those customers have reported supply shortages and manufacturing delays as a result of the pandemic and the related restrictions, which has had a material adverse impact on the expected markets for our products. In addition, shipping costs have increased significantly as a result of limitations on other modes of transportation.

Our marketing efforts include attendance at significant industry tradeshows at which we demonstrate the capabilities of our TRUFLEX® technology and responding to requests for proposals and other inquiries from potential customers. We also publish press releases and other announcements relating to our technical capabilities or achievements and include product information and related technical materials on our website. In addition, we market through publications, events, conferences, presentations and technical papers. We may also utilize electronic or print media advertising.

We expect that the time between the identification of a potential customer and the receipt of a purchase order or agreement for the sale of our products will be relatively long. In certain instances, a potential customer may contact us seeking a generic sample of our materials for evaluation. In other instances, a customer may come to us with specific performance specifications and inquire about our ability to provide products meeting their specifications after which we provide samples of materials or specific data for evaluation. After the initial evaluation, the prospective customer may request a prototype of a specific design as a proof-of-concept. We fabricate prototypes using the Gen 2.5 foundry access we have through our arrangement with CPI. A significant proportion of all work done during this phase of our sales cycle would be done at our expense, with customers making a contribution in some cases.

Assuming successful prototyping is completed, we expect that we would negotiate and enter into a development agreement with an interested customer under which we would, in collaboration with the potential customer, engage in further engineering and design work. We expect that we would receive compensation for those services. We might also engage in pilot-scale level manufacturing of the products developed for the customer as part of that process.

After the satisfactory completion of development work and any related pilot project, an interested customer would then enter into a sales agreement with us under which we would either agree to manufacture products to the customer’s specifications from time to time as requested by the customer, including potential minimum quantity requirements, or we would agree to license our process to the customer for a fee based on a royalty of sales and enter into a supply agreement for our proprietary inks, utilizing a process owned and qualified by us, formulated into inks either in our own facilities or by third-party formulators and shipped directly to customers.

We expect that the sales cycle described above will take approximately 12-24 months. During that period, we will be required to incur significant expenses without any assurance that a customer order will be obtained. Accordingly, we will have a significant risk that we will incur those expenses without ever making a sale.

In October 2021, we entered into a joint development agreement with RiTdisplay, a Taiwan based developer of displays. Under this agreement the two parties are collaborating on the production of a full color demonstration AMOLED display.

In February 2022, we entered into joint development agreement with Nanosys Inc., a leader in developing and delivering quantum dot and micro-LED technology. Under this agreement the two parties will work together on a new generation of low-cost solution printed micro-LED and quantum dot materials for advanced displays.

Research and Development

We have focused our resources on the creation of high mobility semiconductors which have excellent uniformity, device stability and robustly satisfy the TFT performance specifications defined by customers. We are constantly seeking to improve the performance of our organic semiconductors and are in the process of evaluating the performance of an extensive series of recently synthesized novel small molecule semiconductors. Our chemistry team, led by our Chief Scientist, have in-depth knowledge of structure-property relationships for organic materials. Dielectric and passivation material chemistries are also critical to enabling the OTFT device current to be maximized while ensuring stability during extended operation under voltage or current bias stress. Some of the critical parameters for performance of an OTFT device include:

Charge mobility – the ability of the material to conduct charge under an electric field. The higher the charge mobility number the greater the current that can be driven through the device for a given size. Also, in circuits mobility determines the maximum switching frequency of a device from one logic state to another. a-Si has a mobility of ~0.5 cm2/Vs, LTPS typically has mobility >50 cm2/Vs and crystalline silicon has a mobility of near 1000 cm2/Vs. SmartKem’s OTFTs can achieve >3 cm2/Vs at channel length of 4 microns and >4cm2 at 10 microns.

On/off ratio – the ratio of the current driven by the transistor during its on state to the current passed during biasing in its off state. On/off ratios of >10˄6 are typically required for TFTs used in display pixels so that the programmed voltage does not decay during the frame time. Our OTFTs have on/off ratios in the order of 10˄7.

Turn on voltage (Vto) – the gate voltage at which the TFT starts to increase its current output. Values close to zero volts are considered desirable for low power consumption products. The device should also achieve its transition from off to on over as small a range of gate voltages as possible since this can reduce energy consumption and hence is desirable in battery powered devices.

Threshold voltage (Vth) - gate-source voltage at which the magnitude of the drain current reaches a specified low value (e.g., 10˄-9A).

Threshold voltage (Vth) stability – The ability of device to maintain a defined threshold or turn on voltage following a period of electrical stress (either at room temperature or elevated temperature). Bias voltage shifts of <2V after 1 hour voltage stress at 60°C and +30V or -30V is a typical specification required for display applications. We have demonstrated <1V Vth bias stress shift for NBTS and <2V for PBTS in R&D tests. We are working on integrating this capability into our full five-mask device stack.

Once new materials have been characterized, our materials process development team at Manchester in the U.K. customizes the formulations and process parameters to allow integration into the device process at CPI. This team establishes the BKMs for each material and generates understanding of the parameters that can influence the performance. Initial work may also be done to plan scale up routes for the materials in anticipation of the need to supply to customers.

The generation of fabrication processes and the integration of new materials is done at CPI under the direction of our Chief Technology Officer. The toolsets at this site provide a rapid feedback loop between our chemistry R&D and industry relevant device performance data sets. Additionally, the equipment set can be used to generate demonstrator OTFT backplane devices on plastic, OTFT driven displays, and sensors or circuits. Technology transfer to customers’ pilot lines can also be supported by this team and they can help to diagnose and rectify process problems. Process engineers also travel to customers’ sites to assist technology transfer alongside our field application engineering team in Taiwan. This capability has been significantly hampered the COVID-19 pandemic.

In December 2021, we became a member of the University of California, Santa Barbara (UCSB) Solid State Lighting and Energy Electronics Centre (SSLEEC) which is conducting innovative research into the development of micro-LED displays. As a member of the SSLEEC we have the right to obtain access to technologies and intellectual property developed by the Center in fields such as micro-LEDs and displays.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain intellectual property protection for our active organic semiconductors, formulated OSC and passive interlayer inks, processes and know-how that collectively comprise our TRUFLEX® technology, to operate without infringing the proprietary rights of third parties, and to prevent others from infringing our proprietary rights. Over the past 10 years, we have been building and are continuing to build the intellectual property portfolio relating to our TRUFLEX® technology. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, and technological innovation to develop and maintain our proprietary position. We cannot be certain that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Our strategy for the protection of our proprietary technology is to file international (Patent Cooperation Treaty) patent application and pursue these in national jurisdictions that represent significant market opportunities. However, we assess on a case-by-case basis whether it is strategically more favorable to maintain trade secret protection for our inventions and “know-how” rather than pursue patent protection the latter of which documents will ultimately be in the public domain. Generally, patents have a term of twenty years from the earliest priority date, assuming that all maintenance fees are paid, no portion of the patent has been terminally disclaimed, and the patent has not been invalidated. In certain jurisdictions, and in certain circumstances, patent terms can be extended or reduced.

We believe that we are a technology leader in the design, development, and production of active and passive electronic materials for use in organic electronic applications. Our patent portfolio is distributed across 16 patent families as set forth in the table below and includes 122 issued patents, 15 pending patent applications and more than 30 trade secrets. Our patents cover the active organic semiconductor materials, active and passive interlayer formulations, and deposition processes comprising our TRUFLEX® technology. We also have numerous patent claims and pending patent applications covering a variety of electronic devices including a novel dual gate application that enables enhanced Vto control. Because our patent portfolio covers all material aspects of our TRUFLEX® technology, we believe we have strong protection for our technology and a competitive advantage over potential competitors who may seek to duplicate our ability to create flexible transistors.

We also rely on trade-secret protection for our confidential and proprietary information, and we typically use non-disclosure agreements when commencing a relationship with a potential customer or partner. We have an internal program to document our trade secrets for each major area of our technology and operations. We cannot be sure that we can meaningfully protect our trade secrets on a continuing basis. Others may independently develop substantially equivalent confidential and proprietary information or otherwise gain access to our trade secrets. The TRUFLEX® trademark is granted and registered to the Company in its 10 commercially interesting jurisdictions including USA, China, Korea, Taiwan, Japan, and Europe.

We own substantive rights to the chemistry, process, and stack design rules necessary to implement our technology in all jurisdictions of commercial interest.

Manufacturing and Supply

We obtain strategic intermediates and final products from multiple sources who produce our active semiconductor materials to our specifications. Our TRUFLEX® materials fall into two main categories, “active” organic semiconductor materials and “passive” interlayer materials. Our active materials generally require high levels of process and product control, and therefore these are synthesized from start to end by us or a third party that has met certain certification requirements and then formulated by us into the organic semiconductor inks. We validate active components internally before use. Our passive interlayers inks use a range of commercially available intermediates, formulated to our specifications to meet differing end-use performance parameters depending on the intended use. Our active and passive inks are proprietary to us.

We synthesize the active materials either internally or using third-party suppliers that meet specific certification requirements. The raw materials used to produce the formulated passive interlayers are purchased from multiple suppliers and tested and validated internally before use. The passive and active interlayer inks are presently manufactured internally in our formulation facility located in Manchester in the U.K.

We use our U.K.-based formulation activity to enable customers to validate our materials on their Gen1- Gen2.5 pilot lines. Our TRUFLEX® inks typically comprise between 1.2% up to 25% by weight of solids with the remainder being made up by electronic grade solvents. For commercial supply quantities, to avoid the shipping costs associated with large quantities of locally available solvents, we expect to supply fully formulated ink to customers from a formulation facility located close to the customer’s manufacturing facility. We may also outsource the ink manufacture to an accredited third-party local formulator subject to our final QC testing of the formulated inks.

We have not experienced any supply shortages with respect to the materials used to formulate our proprietary inks. In addition, we have not experienced scheduling delays in obtaining access to CPI’s foundry equipment.

To date, our manufacturing and supply operations have not been adversely impacted by the COVID-19 pandemic. However, we may be impacted in the future as we seek to expand our operations and enter into foundry arrangements with third-party manufacturers.

CPI Agreement

We perform prototyping with our own employees using foundry equipment made available to us by CPI. We use the CPI facility to produce test samples for internal evaluation and for the supply of demonstrators to potential customers and for general market development. CPI is funded through a combination of U.K. government grants, collaborative research and development projects funded by the private and public sector and contracts funded by businesses. CPI provides services to companies engaged in translating ideas and inventions into commercially successful products and processes. It operates seven national facilities in the Northeast of England and Scotland and provides industry relevant expertise and assets to its customers.

We have entered into a framework services agreement with the Centre For Process Innovation Limited (“CPIL”), the management company for CPI, pursuant to which we purchase services consisting primarily of access to CPI process equipment required for fabrication as well as access to CPI staff with specific skills, to the extent required, at specified costs, including a minimum annual spending requirement. We have 16 employees at the CPI facility who operate the CPI equipment on our behalf. Pursuant to the terms of this agreement, we utilize an online booking system to book usage of equipment for immediate use, subject to availability. For critical equipment that other CPI customers may seek to use, we may book up to two weeks in advance to guarantee availability. CPIL has agreed to use its reasonable commercial endeavors to supply the requested services.

The latest agreement with CPIL became effective upon the Closing and has a fixed term of three years. The agreement may be terminated by either party in the event of a breach by the other party. We also lease office space at CPI’s facility in Sedgefield, England.

Competition

We believe that competition in our targeted markets is based on a variety of factors, including capability, functionality, performance, reliability, ease of use and ability to supply in sufficient quantities. We believe we can, or will be able to, compete effectively based on these factors.

a-Si technology is an inorganic process widely used in the manufacture of backplanes for LCDs. More recent developments in inorganic semiconductors include use of the metal oxide IGZO for backplanes for large area OLED TVs and LTPS for high resolution cell phones. All these inorganic processes are operated at high temperatures and therefore require high-cost substrates, especially if they are to be processed on plastic. We believe all of these technologies are subject to failure on bending and have limited, if any, flexibility.

A number of competitors have engaged in the development of organic inks. However, these competitors either opt to use polymeric semiconductors (BASF SE, Merck KGaA and Sumitomo Chemical Co., Ltd.) that process well but have a lower mobility than the polycrystalline organic materials in our TRUFLEX® materials, or polycrystalline semiconductors that have high mobility but relatively poor uniformity when processed. We believe our proprietary technology, which combines a polycrystalline molecule with a matched semiconducting polymer, provides higher mobility and better processability over these technologies.

Many of our potential competitors could have substantial competitive advantages such as greater name recognition, longer operating histories, broader and deeper product portfolios, larger customer bases, substantially greater financial and other resources, and larger scale manufacturing operations. However, we believe our products have the potential to compete with many of our competitors’ offerings through product performance, product reliability and satisfaction of customer qualifications and standards.

Government Regulation

In addition to customer specific requirements for safety health and the environment, our formulated materials also may be subject to government regulation during their use in the country of device manufacture and from regulations covering the materials in the finished device. These could include the toxicity (potential for Carcinogenicity, Mutagenicity, and Teratogenicity) and restrictions from the Environmental Protection Agencies in the countries of manufacture.

All new chemicals we obtain are evaluated the time of order and a Control of Substances Hazardous to Health (“COSHH”) assessment is performed prior to commencement of any practical work with these materials. The COSHH assessment considers chemical hazards associated with the material, its physical properties, the scale of the planned work and the nature of that work e.g., temperature and containment. This process provides the first opportunity to screen out any materials that may be prohibited by the ultimate customer. Any use of material in Health and Safety Executive COSHH hazard category E, all but gram scale uses of non-volatile material in hazard category D and use of material in hazard category C in quantities of more than 1kg would trigger a management review. While it is possible that management authorization may be given to conduct research using materials in categories D & E, their use in a potential formulated product would be discouraged and an alternative sought at an early stage. Materials are also screened against lists of banned and restricted materials provided by display manufacturers. Any material present on the display manufacturers banned list would not be used in formulated product.

We work with a third-party service provider to create safety data sheets for our formulated products that are shipped to customers and other end users. Our formulated products contain no materials that are restricted in the U.K. and no permissions or exemptions are required.

Our OGI material is fluorinated and spun from a fluorosolvent listed under regulation (EC) No 428/2009 of 5 May 2009 under section 1C006d. Export of formulations may require a Standard individual export license to be applied for and end use declaration made by the customer. These can be obtained through the U.K.’s SPIRE system.

To the extent our products are or become subject to U.K. export controls and regulations, these regulations may limit the export of our products and technology, and provision of our services outside of the U.K., or may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products and technology and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. Complying with export control and sanctions laws may be time-consuming and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology may have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we are found to be in violation of U.K. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Export or import laws or sanctions policies are subject to rapid change and have been the subject of recent U.K. and non-U.K. government actions. Changes in export or import laws or sanctions policies, may adversely impact our operations, delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products and technology to certain countries, regions, governments, persons, or entities altogether, which could adversely affect our business, financial condition and results of operations.

Employees

As of December 31, 2021, we had 41 full-time employees and 3 part-time employees of which 39 are based in the United Kingdom. 17 of our employees hold advanced degrees, including 11 Ph.Ds. We believe that our scientists and technical experts are significant assets of our business, and we value and support hiring exceptional talent to further develop our TRUFLEX® technology and drive our business growth.

Corporate History

We were originally incorporated as Parasol Investments Corporation in the State of Delaware in May 2020. Prior to the acquisition of SmartKem Ltd in February 2021, we were a “shell” company registered under the Exchange Act, with no specific business plan or purpose. In accordance with “reverse merger” accounting treatment, our historical financial statements at period ends, and for periods ended, prior to our acquisition of SmartKem Limited were replaced with the historic financial statements of SmartKem Ltd in our SEC filings made after the acquisition.

Our principal executive offices are located at Manchester Technology Centre, Hexagon Tower, Delaunays Road, Blackley Manchester, M9 8GQ U.K. Our telephone number is +44 (0)161 721 1514.

Additional Information

We maintain a website at www.smartkem.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC will be available free of charge through the website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website is not a part of, nor incorporated by reference into, this Report or our other filings with the SEC, and should not be relied upon.

Item 1A. Risk Factors

An investment in our securities is highly speculative and involves a high degree of risk. We face a variety of risks that may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict. You should carefully consider the risks described below together with all of the other information in this Report, including our consolidated financial statements and the related notes and the information described in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other filings with the SEC. If any of the risks described below occur, our business, financial condition, results of operations and prospects could be materially adversely affected. In that case, the market price of our common stock would likely decline and investors could lose all or a part of their investment. Only those investors who can bear the risk of loss of their entire investment should consider an investment in our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.

Summary of Risk Factors

●	We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability. If we cannot achieve or maintain profitability, stockholders could lose all or part of their investment.
●	Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.
●	Our quarterly results of operations are likely to vary from period to period, which could cause the market price of our common stock to fluctuate or decline.
●	We may not be able to develop technologies and products to satisfy changes in customer demand or industry standards, and our competitors could develop products that decrease the demand for our products.
●	We compete in highly competitive markets characterized by rapid technological changes, and existing and new companies may introduce products that compete with ours, which may adversely our business and operating results.
●	If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell our existing or future product candidates, if approved, or generate product revenue.
●	We rely on the CPI for access to fabrication and expect to enter into arrangements with third-party fabricators to produce our products at commercial scale. The loss of access to the CPI facility, or our inability to enter into agreements with third-party fabricators could have a material adverse effect on our business development.
●	Because we will depend on third-party fabricators to manufacture products for us, we will be susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales, income and customers.
●	We rely on our management team and other key employees and will need additional personnel to grow our business. The loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.
●	Any failure by us to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
●	We will incur significantly increased costs and devote substantial management time as a result of operating as a public company.
●	If we fail to maintain effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business or share price.
●	An active trading market for our common stock may not develop or be sustained which may make it difficult for investors to sell shares of our common stock and may make it difficult for us to raise capital.
●	We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.

Risks Related to our Business and the Industry in Which We Operate

We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability. If we cannot achieve or maintain profitability, stockholders could lose all or part of their investment.

Since our inception, we have generated substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of December 31, 2021, we had an accumulated deficit of $75.1 million. For the years ended December 31, 2021 and December 31, 2020 our total comprehensive loss was $17.0 million and $23.4 million, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to generate revenue to offset our increased operating expenses. If we are unable to generate revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

We have incurred recurring losses since inception and, as of December 31, 2021, had an accumulated deficit of $75.1 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products, and it is possible we will never achieve profitability. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2021. Future reports on our consolidated financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Our results of operations have varied from period to period, and we expect that our quarterly results of operations will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

●	our ability to attract existing customers, including due to our perceived or actual financial condition;
●	the budgeting cycles and purchasing practices of customers;
●	the timing and length of our sales cycles, including the ability of our customers to design-in successfully with our technology;
●	changes in customer requirements or market needs, including market acceptance of our technology;
●	the timing and impact of new product introductions by us or our competitors or any other change in the competitive landscape of the semiconductor industry, including consolidation among our customers or competitors;
●	deferral of orders from customers in anticipation of new products or product enhancements announced by us or our competitors;
●	our ability to execute our growth strategy and operating plans;
●	our ability to successfully expand our business domestically and internationally;
●	our ability to successfully compete with other companies in our market;
●	changes in our pricing policies or those of our competitors;
●	any disruption in, or termination of, our relationship with channel partners;
●	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products, or confronting our key suppliers, which could disrupt our supply chain;
●	the cost and potential outcomes of potential future litigation;
●	general economic conditions, both domestic (including the impact of “Brexit” on the U.K. economy) and in our foreign markets; and
●	the amount and timing of operating costs and capital expenditures related to the expansion of our business.

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

We rely on CPI for access to fabrication and expect to enter into arrangements with third-party fabricators to produce our products at commercial scale. The loss of access to the CPI facility, or our inability to enter into agreements with third-party fabricators could have a material adverse effect on our business development.

We do not have our own fabrication facility and rely on CPI for access to its facility for fabrication of prototypes and demonstration products. If we lost access to CPI’s fabrication facility, it would materially and adversely affect our ability to manufacture prototypes and demonstration products for potential customers. The loss of access may also significantly impede our ability to engage in product development and process improvement activities. We expect to enter into arrangements with third-party fabricators to produce products for customers for demonstration products or for commercial product sale, other than for our formulated materials. The third-party fabricators are often located in Asia, but could also be in the United States. No assurance can be given that we will be able to negotiate agreements with third-party fabricators on terms that are acceptable to us. Third-party fabricators may not have the ability to provide us with access to adequate capacity for our needs and our customers’ needs. We will also have less control over delivery schedules and overall support compared to competitors who have commercial fabrication operations. If the fabricators we use are unable or unwilling to manufacture our products in our required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative fabricators. This qualification process could typically take three to six months and we may not find sufficient capacity in a timely manner or at an acceptable cost to satisfy our production requirements. Some companies that supply products to our customers are similarly dependent on a limited number of suppliers. These other companies’ products may represent important components of the displays into which our products are designed. If these companies are unable to produce the volumes demanded by our customers, our customers may be forced to slow down or halt production on the equipment for which our products are designed, which could materially impact our order levels and our results of operations.

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

Our current operations are concentrated in one main location and in the event of an earthquake, terrorist attack or other disaster affecting this location or those of our major suppliers, our operations may be interrupted and our business may be harmed.

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

The COVID-19 global pandemic and resulting adverse economic conditions have already adversely impacted our business and could have a more material adverse impact on our business, financial condition and results of operations.

The COVID-19 global pandemic has had and could continue to have an adverse impact on the business operations of our company and our employees, joint development partners, prospective customers, suppliers and the overall economy. Our business and operations have been disrupted and higher costs have been incurred as a result of, among other things, measures to address the health and safety of our employees, government work from home directives, quarantines, worker absenteeism as a result of illness, social distancing and travel restrictions that prevented face to face meetings with joint development partners, prospects and suppliers. We adopted remote working measures in an effort to mitigate the spread and impact of COVID 19.

The COVID-19 global pandemic also resulted in severe disruptions and volatility in the global economy and financial markets, which may result in an extended economic slowdown or a global recession that could adversely impact our business. At various times during the outbreak, the countries in which we operate and do business took dramatic action including, without limitation, ordering all nonessential workers to stay home, mandating the closure of schools and nonessential business premises and imposing isolation measures on large portions of the population. Additionally, a recurrence in volatility due to a resurgence in the COVID-19 global pandemic could impact our future access to capital and credit markets.

We are continuing to monitor the spread of COVID-19, including the emerging variants of the disease, and related risks, including risks related to efforts to mitigate the disease’s spread. The rapid development and fluidity of the situation, however, precludes any prediction as to its ultimate impact on us. The emergence of new variants of the coronavirus or of other illnesses may adversely impact our future operations, business development activities and our access to capital markets.

Any of the above factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, severely negatively impact business development and commercialization, net income, and other results of operations, and impact our liquidity position. The duration of any such impacts cannot be predicted, and such impacts may also have the effect of heightening many of the other material risks we face.

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

We have operations in the United Kingdom and Asia and expect that most of our sales revenue will result from sales to customers in Asia. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including:

●	fluctuations in U.S. dollar/U.K. pound value arising from transactions denominated in foreign currencies and the translation of certain foreign currency subsidiaries balances;
●	difficulties in staffing and managing multi-national operations;
●	adverse changes in economic and political conditions resulting from armed conflict, social unrest and other circumstances impacting countries in which we or our customers operate;
●	limitations on our ability to enforce legal rights and remedies;
●	restrictions on the repatriation of funds;
●	changes in trade policies, laws, regulations, political leadership and environment, and/or security risks;
●	tariff regulations;
●	difficulties in obtaining export and import licenses and compliance with export/import controls and regulations;
●	the risk of government financed competition;
●	compliance with a variety of international laws as well as U.K. regulations, rules and practices affecting the activities of companies abroad; and

●	difficulties in managing and staffing international operations and the required infrastructure costs, including legal, tax, accounting, and information technology.

Geopolitical risks associated with Russia’s recent invasion of Ukraine could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.

The uncertain nature, scope, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, including the potential effects of such hostilities as well as sanctions, embargoes, asset freezes, cyber-attacks and other actions taken in response to such hostilities on the world economy and markets, have disrupted global markets and contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic and other factors that affect our business and supply chain. There can be no certainty regarding the impacts stemming from the invasion, including the imposition of additional sanctions, embargoes, asset freezes or other economic or military measures resulting from the invasion. The impact of these developments, and additional events that may occur as a result, is currently unknown and could adversely affect our business, supply chain, suppliers and customers and potential customers. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability and cost of materials, supplies, labor, currency exchange rates and financial markets, all of which could negatively impact our business, financial condition and results of operations.

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

The U.K.’s membership of the European Union ceased on January 1, 2021. There are significant uncertainties in relation to what the impact will be on the fiscal, monetary and regulatory landscape in the U.K., including among other things, the U.K.’s tax system, the conduct of cross-border business and export and import tariffs. There is also uncertainty in relation to how, when and to what extent these developments will impact on the economy in the U.K., the future growth of its various industries, on levels of investor activity and confidence, on market performance and on exchange rates.

While we did not experience any significant adverse impacts on our business in 2021, it is not possible to predict fully the future effects of the exit of the U.K. from the European Union. Any of these risks, taken singularly or in the aggregate could have an adverse effect on our business, financial condition and results of operations.

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

Security breaches, computer malware, computer hacking attacks and other security incidents could harm our business, reputation, brand and operating results.

Security incidents have become more prevalent across industries and may occur on our systems. Security incidents may be caused by, or result in but are not limited to, security breaches, computer malware or malicious software, computer hacking, unauthorized access to confidential information, denial of service attacks, security system control failures in our own systems or from vendors we use, email phishing, software vulnerabilities, social engineering, sabotage and drive-by downloads. Such security incidents, whether intentional or otherwise, may result from actions of hackers, criminals, nation states, vendors, employees or customers.

We rely on our internal technology systems for development, marketing, operational, support and sales activities. A disruption or failure of these systems or in those of our external service providers, in the event of a major storm, earthquake, fire, telecommunications failure, cyber-attack, terrorist attack or other catastrophic event could cause system interruptions, reputational harm, delays in our product development and loss of critical data and could materially and adversely affect our ability to operate our business.

We may experience disruptions, data loss, outages and other performance problems on our systems due to service attacks, unauthorized access or other security related incidents. Any security breach or loss of system control caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss, modification or corruption of data, software, hardware or other computer equipment and the inadvertent transmission of computer malware could harm our business.

In addition, our software stores and transmits customers’ confidential business information in our facilities and on our equipment, networks, corporate systems and in the cloud. Security incidents could expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Our customer data and corporate systems and security measures may be compromised due to the actions of outside parties, employee error, malfeasance, capacity constraints, a combination of these or otherwise and, as a result, an unauthorized party may obtain access to our data or our customers’ data. Outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our customers’ data or our information. We must continuously examine and modify our security controls and business policies to address new threats, the use of new devices and technologies, and these efforts may be costly or distracting.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient control measures to defend against these techniques. Though it is difficult to determine what harm may directly result from any specific incident or breach, any failure to maintain confidentiality, availability, integrity, performance and reliability of our systems and infrastructure may harm our reputation and our ability to retain existing customers and attract new customers. If an actual or perceived security incident occurs, the market perception of the effectiveness of our security controls could be harmed, our brand and reputation could be damaged, we could lose customers, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, regulatory fines and changed security control, system architecture and system protection measures.

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

Risks Related to our Financial Control Environment

We incur significant costs as a result of operating as a public company.

We incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, the listing requirements of any national securities exchange or other exchange and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. Among other things, we are required to:

●	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404(a) of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;
●maintain policies relating to disclosure controls and procedures;

●prepare and distribute periodic reports in compliance with our obligations under federal securities laws;
●institute a more comprehensive compliance function, including with respect to corporate governance; and
●involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations involve a material increase in regulatory, legal and accounting expenses and the attention of our board of directors and management. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors.

If we fail to maintain effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business or share price.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent financial fraud. Pursuant to the Sarbanes-Oxley Act, we are required to periodically evaluate the effectiveness of the design and operation of our internal controls. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error or collusion, the circumvention or overriding of controls, or fraud. If we fail to maintain an effective system of internal controls, our business and operating results could be harmed, and we could fail to meet our reporting obligations, which could have a material adverse effect on our business and our share price.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

During the year ended December 31, 2020 and for interim reporting periods during the year ended December 31, 2021, our management and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. The material weaknesses related to (i) the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place, or not operating effectively. As a result, numerous adjustments to our consolidated financial statements were identified and made during the course of the audit process.

Under the direction of the Audit Committee, management has developed a plan of remediation to the overall design and operation of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal controls during the period ending December 31, 2021. We recruited additional finance personnel including those with expertise in generally accepted accounting principles and controls over financial reporting, implemented measures to restrict system access, designed and operated enhanced controls, and documented the policies and procedures covering our accounting and reporting functions. Additionally, we engaged external advisors to provide assistance with these efforts and with evaluation of the effectiveness of our internal controls over financial reporting. Management’s assessment is that the previously identified material weaknesses have been remediated for the year ended December 31, 2021. We cannot, however, provide assurance that we will not have other material weaknesses in the future. If we identify material weaknesses in our internal control over financial reporting in the future or if we are unable to successfully remediate the identified material weaknesses or are unable to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to sanctions or investigations by the SEC or other regulatory authorities, which could require additional financial accounting and operational resources.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below the expectations of investors, resulting in a decline in the market price of our common stock.

The preparation of financial statements in conformity with accounting practices generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Significant assumptions and estimates used in preparing our financial statements include those related to assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of investors, resulting in a decline in the market price of our common stock.

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

Although our common stock is quoted on the OTCQB marketplace, trading in our common stock has been sporadic and an active market for our common stock has not yet developed. Because of the lack of an active trading market, shares of our common stock trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent and the trading price of our common stock may be extremely volatile. Investors may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell their shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. No assurance can be given that an active trading market for our common stock will develop or be sustained. The lack of an active market for our common stock may make it difficult for investors to sell shares of our common stock and may make it difficult for us to raise capital.

We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which may cause the trading of our common stock to suffer, cause the trading market for our common stock to be less liquid and subject our common stock price to increased volatility.

We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

A substantial portion of outstanding shares of our common stock has been registered for resale by the holders thereof. The resale, or expected or potential resale, of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that selling stockholders holding shares that have been registered by us for resale will continue to offer such shares of our common stock for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from these sales may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

Our executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own 65.9% of our common stock. As a result, these stockholders, acting together have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly impact the management and affairs of our company. The interests of these stockholders may not be the same as or may even conflict with your interests. The concentration of ownership might decrease the market price of our common stock by:

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

●	establish a classified board of directors so that not all members of our board are elected at one time;
●	provide that directors may only be removed “for cause”;
●	authorize the issuance of “blank check” preferred stock that our board of directors could issue from time to time to increase the number of outstanding shares and discourage a takeover attempt;

●	eliminate the ability of our stockholders to call special meetings of stockholders;
●	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders;
●	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;
●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
●	require supermajority approvals to remove the protective provisions in our certificate of incorporation and bylaws listed above or to amend our bylaws.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our headquarters are located in Manchester, England, where we lease approximately 10,000 square feet of commercial space for research and development, engineering, testing and corporate offices pursuant to a lease that expires in 2022. We also have a leased office in Hsinchu City Taiwan where we lease approximately 1,000 square feet of office space pursuant to a lease which expires in 2022. We use the CPI facility in Sedgefield, England for virtually all of our fabrication activities. In addition, we lease two offices at CPI pursuant to leases which expire in 2023 and are renewed on an annual basis and two offices at NetPark, Sedgefield pursuant to leases which expire in 2024. We also maintain access to additional office space on a temporary or as-needed basis. We believe that our facilities are suitable to meet our current needs and that suitable space will be available on acceptable terms as may be required to support the expected growth in our business.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

Quotations on our common stock on the OTC Market Group’s OTCQB® Market quotation system (“OTCQB”) commenced under the ticker symbol “SMTK” in February 2022. There was no trading of our common stock on the OTCQB or any other over-the-counter market prior to February 2022.

Holders of Record

As of March 14, 2022, there were 26,566,809 shares of our common stock outstanding which were held by 139 stockholders of record as reported by our transfer agent. This number does not include beneficial owners whose shares are held in street name. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

Dividend Policy

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

Recent Sales of Unregistered Securities

On November 29, 2021, the Company issued 12,500 shares of common stock at a value of $2.00 per share to a consultant. Such issuance was exempt from registration under 4(a)(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

Item 6.[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and other financial information included in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Cautionary Note on Forward-Looking Statements” above. You should review the disclosure under the heading “Item1A. Risk Factors” in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statement.

Overview

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

Our loss before income taxes was $17.1 million and $23.1 million for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, our accumulated deficit was $75.1 million. Substantially all our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.

Recent Developments

Share Exchange (“the Exchange”)

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

As a result of the Exchange and the change in our business and operations, the historical financial results of SmartKem, the accounting acquirer, prior to the Exchange are considered our historical financial results.

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

In addition, pursuant to the Exchange Agreement and upon Closing, the unexercised non tax- advantaged options (the “SmartKem Unapproved Options”) to purchase SmartKem ordinary shares issued and outstanding were waived and released by the holders in consideration for new options to purchase such number of shares of our common stock equal to the number of shares of SmartKem ordinary shares subject to the relevant SmartKem Unapproved Option immediately prior to the Exchange, multiplied by the applicable Exchange conversion ratio (which was equal to 0.0111907), with any fraction rounded to the nearest whole number. The exercise price per share of each such new option is equal to the then-current exercise price of the relevant SmartKem Unapproved Option divided by the applicable Exchange conversion ratio (which was equal to 0.0111907) (rounded to the nearest one-tenth of one cent), except for new options issued to a U.S. person which have an exercise price of $2.00 per share. The new options were issued pursuant to our 2021 Equity Incentive Plan (the “2021 Plan”). The new options replacing the SmartKem Unapproved Options cover an aggregate of 402,586 shares of our common stock, with options covering 336,557 shares of our common stock having an exercise price of $0.001 per share and the options covering the remaining 66,029 shares of our common stock having an exercise price of $2.00 per share.

Private Placement (“Offering”)

Following the Closing, on February 23, 2021, we sold 10,162,000 shares of our common stock and pre- funded warrants to purchase up to 2,168,000 shares of our common stock for aggregate gross proceeds of $24.6 million pursuant to a private placement offering of our common stock (or pre-funded warrants in lieu thereof) at a purchase price of $2.00 per share or $1.99 per pre-funded warrant, as applicable. Pursuant to the offering, we offered to certain purchasers whose purchase of shares of our common stock in the offering would otherwise have resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of our outstanding common stock immediately following the closing of the offering, the opportunity to purchase, if any such purchaser so chose, pre-funded warrants in lieu of shares of our common stock that would otherwise have resulted in such purchaser’s beneficial ownership exceeding 4.99% (or, at the election of the purchaser, 9.99%) of our outstanding common stock, at a purchase price of $1.99 per pre-funded warrant. Each pre-funded warrant is exercisable for one share of our common stock at an exercise price of $0.01 per share.

Octopus Share Purchase

On January 27, 2022, we sold an aggregate of 1,000,000 shares of our common stock at a purchase price of $2.00 per share to Octopus Titan VCT plc and Octopus Investments Nominees Limited in accordance with the Letter Agreement, dated as of February 23, 2021, between the Company and Octopus Titan VCT plc and certain related parties.

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

Other Operating Income. Our other income includes government grants received for qualifying research and development projects, and research and development tax credits related to the United Kingdom’s Research and Development Expenditure Credit scheme, which is a government tax incentive designed to reward innovative companies for investing in research and development. The income associated with these items are recognized in the period which the research and development expenses occurred. Additionally, during the year ended December 31, 2021, the Company received government grants under the United Kingdom’s Coronavirus Job Retention Scheme.

Operating Expenses

Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel, including share-based compensation and employee benefits as well as costs associated with design, fabrication and testing of OTFT devices. In addition, research and development expenses include depreciation expenses related to our fixed assets. We expense research and development expenses as incurred. As we continue to invest in developing our technology for new products, we expect research and development expenses to remain flat or moderately increase in absolute dollars but to decline as a percentage of revenue. We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of our technology many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and other factors beyond our control will impact our development programs and plans.

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

Non-Operating Income (Expense)

Financial Income/(Expense), Net aggregates the following amounts:

Interest Expense. We issued convertible loans to a number of investors in 2018 and 2019. These loans were all converted to equity in 2020. The loans contained a beneficial conversion feature that resulted in a loan discount upon issue which was recognized as interest expense over the lifetime of the loan. Upon conversion of the loans the remaining unamortized loan discount was recognized as interest expense in 2020.

Interest Income. Interest income is interest on our cash deposits.

Other Income; Other income is the gain or loss on remeasurement of lease liabilities

Change in Fair Value of Derivative Assets. The convertible loans contained variable conversion price scenarios that were evaluated and determined to be derivatives that were bifurcated from the loan notes and accounted for separately. The resulting derivative is accounted for at estimated market value with changes in the market value recorded in income.

Loss on Conversion of Convertible Notes Payable. In January 2020 when the convertible loan notes were converted to A ordinary shares, a loss on conversion was recognized. The loss represents the difference between the fair value of the A ordinary shares issued and the carrying value of the convertible loan notes plus accrued interest and the fair market value of the embedded derivative on the date of conversion.

Income Tax Expense. Income tax expense consists primarily of income taxes in jurisdictions in which we conduct business. We did not incur any income tax expense in 2021 or 2020.

Foreign Currency Translation. Foreign currency translation reflect adjustments made due to currency fluctuations.

Results of Operations

The following tables set forth our results of operations for the periods presented. The information in the tables below should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 of this Form 10-K. The period-to-period comparisons of financial results in the tables below are not necessarily indicative of future results.

Comparison of Loss from Operations for the years ended December 31, 2021 and 2020

Our results of operations for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,		Increase (Decrease)
US$000	2021	2020	Amount	Percentage
Revenue	$18	$94	$(76)	(81)%
Cost of revenue	8	55	(47)	(85)%
Gross Profit	10	39	(29)	(74)%
Other operating income	1,285	1,437	(152)	(11)%
Operating Expenses
Research and development	8,199	4,319	3,880	90%
Selling, general and administrative	8,069	1,707	6,362	373%
Transaction expenses	1,329	—	1,329	—%
Total operating expenses	17,597	6,026	11,571	192%
Loss from operations	$(16,302)	$(4,550)	$(11,752)	258%

Revenue and Cost of Revenue

Our revenue currently consists of revenue from the sale of demonstration products. The year on year change in revenue and gross profit reflects the one off nature of these sales, consistent with our current stage of commercialization.

Other Operating Income

	Year Ended December 31,		Increase (Decrease)		% of total	% of total
	2021	2020	Amount	Percentage	2021	2020
Research & development tax credit	$1,095	$922	$173	19%	85%	64%
Research & development grants	181	498	(317)	(64)%	14%	35%
Other grants	9	17	(8)	(47)%	1%	1%
Total other operating income	$1,285	$1,437	$(152)	(11)%	100%	100%

Our Other Operating Income includes government grants received for qualifying research and development projects, and research and development tax credits related to the United Kingdom’s Research and Development Expenditure Credit (RDEC) scheme, which is a government tax incentive designed to reward innovative companies for investing in research and development. The increase in RDEC Tax Credit reflects higher eligible expenditure in 2021 compared to 2020. In 2021, R&D grant funding was secured for the “SmartLight” project that successfully demonstrated OTFT mini-LED backlights for displays with improved light uniformity and lower defects.

Operating Expenses

	Year Ended December 31,		Increase (Decrease)		% of total	% of total
	2021	2020	Amount	Percentage	2021	2020
Research and development	$8,199	$4,319	$3,880	90%	47%	72%
Selling, general and administrative	8,069	1,707	6,362	373%	46%	28%
Transaction expenses	1,329	—	1,329	—%	7%	0%
Total operating expenses	$17,597	$6,026	$11,571	192%	100%	100%

Operating expenses increased by $11.6 million, or 192%, to $17.6 million for the year ended December 31, 2021, compared to $6.0 million for the comparable period of 2020.

The increase in Research and development expense was primarily due to stock-based compensation expense of $3.0 million in 2021 and from expenditure to further develop core materials and fabricate demonstrator devices to promote our technology to prospective customers and partners.

The increase in Selling, general and administrative expense was mainly due to $3.2 million stock-based compensation expense in 2021, from adding to our sales teams in the US and Asia and the strengthening of our finance team to prepare the Company’s US public company financial reporting, as well as from the additional legal, accounting and insurance expenses of operating as a public company.

Transaction costs of $1.3 million associated with the Exchange were incurred in the year ended December 31, 2021.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will increase in connection with our ongoing activities as we:

●	continue to develop our core material, EDA tools and foundry services;
●	add sales and field applications personnel and incur related expenses to support operational growth;
●	increase activity directly related to promoting our products to increase revenues; and

●	add financial accounting and management systems to position us for growth and incur additional legal and accounting expense as we operate as a public company.

Non-Operating (Expenses)/Income and Net Loss

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	Percentage
Loss from operations	$(16,302)	$(4,550)	$(11,752)	258%
Non-operating (Expense)/Income
Loss on foreign currency transactions	(808)	—	(808)	—%
Other income	—	1	(1)	(100)%
Interest expense	(19)	(6,835)	6,816	(100)%
Interest income	3	3	—	—%
Change in fair value of derivative asset	—	(6,282)	6,282	(100)%
Loss on conversion of convertible notes payable	—	(5,470)	5,470	(100)%
Total non-operating expense	(824)	(18,583)	17,759	(96)%
Loss before income taxes	(17,126)	(23,133)	6,007	(26)%
Income tax expense	—	—	—	—
Net Loss	$(17,126)	$(23,133)	$6,007	(26)%

The increase loss on foreign currency transactions in was due to fluctuations in U.S. dollar/U.K. pound value arising from transactions denominated in foreign currencies and the translation of foreign currency denominated balances on intra-group loans that were first advanced in 2021.

In the year ended December 31, 2020, the Company’s convertible loan notes were converted to equity following a qualifying event. $6.8 million of Interest Expense resulted from recognition of unamortized loan discounts, $6.3 million of expense arose from change in the fair value of derivative assets that reflected the change in probability of conversion immediately before the conversion date and a $5.5 million loss on conversion of convertible notes payable arose from the difference between the fair value of the A ordinary shares issued and the carrying value of the convertible loan notes. These expenses plus accrued interest and the fair market value of the embedded derivative on the date were all recorded as non-operating expenses. For information regarding convertible notes and derivative assets, please refer to Notes 7 and 8 to our consolidated financial statements.

The loss before income taxes was $17.1 million for the year ended December 31, 2021, a decrease of $6.0 million, compared to a loss before income taxes of $23.1 million for the year ended December 31, 2020. The decrease in loss was attributable to a reduction in non-operating losses resulting from the accounting recognition of loans converted to equity during 2020, partially offset by higher stock compensation expense, transaction costs from the Exchange in 2021 and operating expenses associated with being a public company.

Liquidity and Capital Resources

To date, we have funded our liquidity and capital requirements primarily with proceeds from the private sale of our equity and debt securities and borrowing against our research and development credits. As of December 31, 2021, our cash and cash equivalents were $12.2 million compared with $764 thousand as of December 31, 2020. On January 27, 2022, we sold an aggregate of 1,000,000 shares of our common stock to existing investors at a price of $2.00 per share for total gross proceeds of $2.0 million. For subsequent events, refer to Note 16 to our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

We believe that our cash and cash equivalents will be sufficient to support our expected liquidity and working capital requirements for at least the next twelve months. However, in the event that we enter into contracts involving significant sales of our products, development agreements, license agreements, collaborations, acquisitions or other material transactions, we may require additional working capital to support our increased obligations. To date, we have not recorded significant revenues related to product sales and therefore do not have any present need to fund inventory or accounts receivable.

In the long-term, we will need to obtain additional funds to satisfy our operational needs and to fund our sales and marketing efforts, research and development expenditures, and business development activities. Our future liquidity and working capital requirements will depend on many factors including our ability to generate revenue from product sales, the timing and extent of spending to support our sales and marketing, product development and research and development efforts, our entry into one or more material agreements containing significant performance obligations and our needs for working capital to support our business operations. Until such time, if ever, as we can generate sufficient cash through revenue, we expect to finance our working capital requirements through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all.

The following table shows a summary of our cash flows for the years ended December 31, 2021 and 2020, respectively:

	Year Ended December 31,		Increase (Decrease)
US$000	2021	2020	Amount	Percentage
Net cash used in operating activities	$(10,536)	$(4,082)	$(6,454)	158%
Net cash used by investing activities	(341)	(118)	(223)	189%
Net cash provided by financing activities	22,204	4,592	17,612	384%
Net change in cash	11,327	392	10,935	2,790%
Effect of exchange rate changes on cash	135	(40)	175	(438)%
Cash, beginning of year	764	412	352	85%
Cash, end of year	$12,226	$764	$11,462	1,500%

Operating Activities

Net cash used in operating activities was $10.5 million for the year ended December 31, 2021, compared to $4.1 million for the year ended December 31, 2020, an increase of $6.4 million. The increase resulted primarily from a decrease in our net loss of $6.0 million, offset by a decrease of non-cash expense of $12.0 million and an unfavorable movement in operating assets and liabilities of $0.4 million.

Investing Activities

Net cash used in investing activities was $341 thousand for the year ended December 31, 2021, compared to $118 thousand for the year ended December 31, 2020, an increase of $223 thousand. The increase resulted from a higher level of investment in laboratory and capital equipment purchases in 2021 to support our increased research and development activity. In the future, we expect to continue to incur capital expenditures to support our research and development activities and wider business operations.

Financing Activities

Net cash flows provided by financing activities was $22.2 million for the year ended December 31, 2021, compared to $4.6 million for the year ended December 31, 2020, an increase of $17.6 million. The increase was due to the net proceeds of the Offering of $22.2 million, compared to $4.6 million from our 2020 private placement.

In January 2021, the Company entered into a term loan facility for $0.7 million acting as an advance of and secured against certain R&D tax credit amounts due. The facility together with accrued interest of $19 thousand was repaid in full in March 2021.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and purchase commitments in the normal course of business for research & development facilities and services, communications infrastructure and administrative services. These will be funded from the company’s cash balances and working capital.

	Payments Due by Period
US$(000)	2022	2023	2024	Total
Operating lease obligations	$93	$22	$7	$122
Purchase obligations	837	516	69	1,422
	$930	$538	$76	$1,544

Recently Issued Accounting Pronouncements

For recently issued accounting announcements, see “Recently Issued Accounting Pronouncements” in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes thereto included in this Report are prepared in accordance with US GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operation, and cash flows will be affected.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

Accounting for Stock-Based Compensation:

We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using a Black-Scholes option-pricing model. We recognize compensation expenses for the value of our equity awards granted based on the straight-line method over the requisite service period of each of the awards.

We estimate the fair value of each stock option award using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock-based awards, the risk-free interest rate for a period that approximates the expected term of our stock-based awards, and our expected dividend yield. Prior to February 2022, the Company’s common stock was not traded on an over the counter or national securities exchange and consequently the Company developed estimates for the inputs to the option-pricing model.

We estimated the fair value of the shares of common stock by referencing arms-length transactions inclusive of the common shares underlying which occurred on or near the valuation date(s) or when these were not available, we determined the fair value of common share using methodologies, approaches and assumptions consistent with the

AICPA Practice Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation. We estimate our expected volatility based on the historical volatility of a set of our publicly traded peer companies. The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s options on a grant date. The expected option term assumption for options granted in 2021 under the 2021 Plan is the contractual term, as the service period is implied under the practical expedient since the Company does not have sufficient exercise history to estimate expected term of its historical option awards.

The assumptions used in determining the fair value of stock-based awards represent our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different in the future.

Valuation allowance of deferred tax assets:

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We considered the positive and negative evidence bearing upon its ability to realize the deferred tax assets. In addition to the Company’s history of cumulative losses, the Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, a full valuation allowance has been provided against its net deferred tax assets at both December 31, 2021 and 2020. Should the Company change its determination, based on the evidence available as to the amount of its deferred tax assets that can be realized, the valuation allowance will be adjusted with a corresponding impact to the provision for income taxes in the period in which such determination is made and which may be material.

Convertible Notes

SmartKem accounts for its convertible notes in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), which requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate.

Debt discount created by the bifurcation of embedded feature in the convertible notes are reflected as a reduction to the related debt liability. The discount is amortized to interest expense over the term of the debt using the effective-interest method.

Derivative Asset for Embedded Conversion Features

SmartKem does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

SmartKem evaluates convertible notes to determine if those contracts or embedded components of those contracts qualify as derivatives to be accounted for separately. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The result of this accounting treatment is that the fair value of the embedded derivative is recorded as either an asset or a liability and marked-to-market each balance sheet date, with the change in fair value recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The fair value of the embedded conversion features are estimated using a Monte Carlo simulation model, in which possible outcomes and their values are simulated repeatedly and randomly. Under the Monte Carlo method SmartKem estimated the fair value of the convertible notes conversion feature at the time of issuance and subsequent remeasurement dates, utilizing the with-and without method, where the value of the derivative feature is the difference in values between a note simulated with the embedded conversion feature and the value of the same note simulated without the embedded conversion feature. Estimating fair values of embedded conversion features requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

For more information regarding our accounting policies, see Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Going Concern Evaluation

Our consolidated financial statements included elsewhere herein have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have financed our activities principally from the issuance of ordinary shares and debt securities. We have experienced recurring losses since inception and expect to incur additional losses in the future in connection with research and development activities.

In the year ended December 31, 2021, we raised net proceeds of $22.2 million through the Offering and at December 31, 2021 we had $12.2 million of cash and cash equivalents after funding net cash used in operations for the year ended December 31, 2021 of $10.5 million.

We expect that our available cash balances will provide sufficient liquidity to fund our current obligations and projected working capital and capital expenditure requirements for at least the next 12 months from the issuance date of these consolidated financial statements through the first quarter of 2023. Our management consider it is appropriate to continue to adopt the going concern basis in preparing the consolidated financial statements.

Our future viability is dependent on our ability to raise additional capital to satisfy our operational needs and to fund our sales and marketing efforts, research and development expenditures, and business development activities. Until such time, if ever, as we can generate sufficient cash through revenue, we expect to finance our working capital requirements through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to either early adopt or delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

SmartKem, Inc.

Manchester, United Kingdom

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SmartKem, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO LLP

BDO LLP

We have served as the Company's auditor since 2020.

Manchester, United Kingdom

March 28, 2022

SMARTKEM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	December 31,
	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$12,226	$764
Accounts receivable	—	18
Research and development tax credit receivable	1,070	982
Prepaid expenses and other current assets	802	259
Total current assets	14,098	2,023
Property, plant equipment, net of accumulated depreciation of $1,102 and $908	802	682
Right-of-use assets, net	154	236
Other assets	6	8
Total assets	$15,060	$2,949

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$1,423	$861
Current lease liabilities	87	217
Total current liabilities	1,510	1,078
Non-current lease liabilities	28	20
Total liabilities	1,538	1,098

Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 25,554,309 and 13,627,887 shares issued and outstanding, at December 31, 2021 and December 31, 2020, respectively*	3	1
Additional paid-in capital	89,954	61,276
Accumulated other comprehensive loss	(1,363)	(1,480)
Accumulated deficit	(75,072)	(57,946)
Total Stockholders’ equity	13,522	1,851

Total Liabilities and Stockholders’ Equity	$15,060	$2,949
*	Please refer to Note 1

The accompanying notes are an integral part of these consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except number of shares and per share data)

	Year Ended December 31,
	2021	2020
Revenue	$18	$94
Cost of revenue	8	55
Gross profit	10	39

Other operating income	1,285	1,437

Operating Expenses:
Research and development	8,199	4,319
Selling, general and administrative	8,069	1,707
Transaction expenses	1,329	—
Total operating expenses	17,597	6,026

Loss from operations	(16,302)	(4,550)

Non-operating (Expense)/Income
(Loss) on foreign currency transactions	(808)	—
Other income	—	1
Interest expense	(19)	(6,835)
Interest income	3	3
Change in fair value of derivative asset	—	(6,282)
Loss on conversion of convertible notes payable	—	(5,470)
Total non-operating (expense)	(824)	(18,583)

Loss before income taxes	(17,126)	(23,133)
Income tax expense	—	—
Net loss	$(17,126)	$(23,133)

Net loss	$(17,126)	$(23,133)
Other comprehensive loss:
Foreign currency translation	117	(284)
Total comprehensive loss	$(17,009)	$(23,417)

Basic & diluted net loss per common share	$(0.68)	$(1.80)

Basic & diluted weighted average shares outstanding	25,233,384	12,821,748

The accompanying notes are an integral part of these consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2020	2,183,885	$-	$30,926	$(1,196)	$(34,813)	$(5,083)
Issuance of common stock	2,548,877	-	4,592	-	-	4,592
Conversion of notes and interest	8,895,125	1	25,758	-	-	25,759
Foreign currency translation adjustment	-	-	-	(284)	-	(284)
Net loss	-	-	-	-	(23,133)	(23,133)
Balance at December 31, 2020	13,627,887	1	61,276	(1,480)	(57,946)	1,851

				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2021	13,627,887	$1	$61,276	$(1,480)	$(57,946)	$1,851
Issuance of common shares due to exercise of stock-options	1,424,622	1	19	-	-	20
Stock-based compensation expense	-	-	6,196	-	-	6,196
Repurchase of common stock	(2,307,700)	-	-	-	-	-
Effect of reverse capitalization	2,500,000	-	-	-	-	-
Issuance of common shares to vendor	147,500	-	280	-	-	280
Issuance of common stock and warrants in private placement	10,162,000	1	24,637	-	-	24,638
Issuance costs related to common stock and warrants in private placement	-	-	(2,454)	-	-	(2,454)
Foreign currency translation adjustment	-	-	-	117	-	117
Net loss	-	-	-	-	(17,126)	(17,126)
Balance at December 31, 2021	25,554,309	3	89,954	(1,363)	(75,072)	13,522

The accompanying notes are an integral part of these consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(17,126)	$(23,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	209	197
Common shares issued to vendor for services	263	—
Amortization of right of use asset	234	176
Stock-based compensation	6,196	—
Non-cash interest expense	—	6,835
Change in fair value of embedded conversion feature	—	6,282
Loss on conversion of convertible notes payable	—	5,470
Change in operating assets and liabilities:
Accounts receivable, net	19	(17)
Research & development tax credit receivable	(104)	551
Prepaid expenses and other current assets	(532)	(70)
Accounts payable and accrued expenses	579	(214)
Lease liabilities	(276)	(157)
Other assets	2	(2)
Net cash used in operating activities	(10,536)	(4,082)

Cash flows from investing activities:
Purchases of property, plant and equipment	(341)	(118)
Net cash used by investing activities	(341)	(118)

Cash flows from financing activities:
Proceeds from term loan payable	738	—
Repayment of term loan payable	(738)	—
Proceeds from the issuance of common stock	—	4,592
Proceeds from the issuance of common stock and warrants in private placement	24,638	—
Payment of issuance costs	(2,454)	—
Proceeds from the exercise of stock options	20	—
Net cash provided by financing activities	22,204	4,592

Effect of exchange rate changes on cash	135	(40)

Net change in cash	11,327	392

Cash, beginning of year	764	412
Cash, end of year	$12,226	$764

Supplemental disclosure of cash and non-cash investing and financing activities
Cash paid for income taxes	$—	—
Cash paid for interest	$19	—
Right of use asset and lease liability additions	$136	—
Issuance of common shares for consulting services	$—	—
Conversion of debt and accrued interest into common shares	$—	25,759

The accompanying notes are an integral part of these consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

As a result of the Exchange, Parasol legally acquired the business of SmartKem Limited, and continues as the existing business operations of SmartKem Limited as a public reporting company under the name SmartKem, Inc.

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

The Exchange was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Under this method of accounting, Parasol was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Exchange was treated as the equivalent of SmartKem Limited issuing stock for the net assets of Parasol, accompanied by a recapitalization. The net assets of Parasol are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities, and results of operations prior to the Exchange are those of SmartKem Limited. Reported shares and earnings per share available to holders of the Company’s common stock, prior to the Exchange, have been retroactively restated as shares reflecting the exchange ratios established in the Exchange.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic (the “Pandemic”). The Pandemic has had a widespread and detrimental effect on the global economy and has adversely impacted the Company’s business and results of operations. The Company has experienced travel bans, states of emergency, quarantines, lockdowns, “shelter in place” orders, business restrictions and shutdowns in the countries where it operates. The Company’s containment measures have impacted its day-to-day operations and disrupted its business. Because the severity, magnitude and duration of the Pandemic and its economic consequences are highly uncertain, rapidly changing and difficult to predict, the ultimate impact of the Pandemic on the Company’s business, financial condition and results of operations is currently unknown. The additional costs incurred by the Company related to COVID-19 for the year ended December 31, 2021 were deemed to be immaterial to the consolidated financial statements. The Company anticipates there may be additional costs relating to the Pandemic incurred in the upcoming months that will be attributable to fiscal year 2022 and thereafter. These costs are not expected to be material.

The consolidated entity presented is referred to herein as “SmartKem”, “we”, “us”, “our”, or the “Company”, as the context requires and unless otherwise noted.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis for Presentation

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America ( “US GAAP”) as defined by the Financial Accounting Standards Board (FASB) within the FASB Accounting Standards Codification (“ASC”) and are presented in thousands, except number of shares and per share data.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities, and commitments in the ordinary course of business. Since inception, we have incurred recurring losses including net losses of $17.1 million and $23.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $75.1 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products.

We expect that our cash and cash equivalents of $12.2 million as of December 31, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements through the first quarter of 2023. It is possible this period could be shortened if there

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

are any significant increases in planned spending or development programs or more rapid progress of development programs than anticipated.

Our future viability is dependent on our ability to raise additional capital to fund our operations. In the long-term, we will need to obtain additional funds to satisfy our operational needs and to fund our sales and marketing efforts, research and development expenditures, and business development activities. Until such time, if ever, as we can generate sufficient cash through revenue, we expect to finance our working capital requirements through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. There can be no assurance however that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company’s products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows for operations, then the Company will need to raise additional funding to continue as a going concern.

Basis of Consolidation

The consolidated financial statements include the accounts of SmartKem, Inc. and its wholly-owned subsidiaries, SmartKem Delaware, Inc. and SmartKem Limited. The Company does not have any nonconsolidated subsidiaries. All intercompany balances and transactions have been eliminated on consolidation, including unrealized gains and losses on transactions between the companies.

The Company's formerly wholly-owned subsidiary, SmartKem Delaware Inc. was dissolved on May 13, 2021.

Comprehensive loss

Comprehensive loss of all periods presented is comprised primarily of net loss and foreign currency translation adjustments.

Management’s Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relates to the valuation of common share, fair value of share options, fair value of embedded conversion features in the convertible notes, and the valuation allowance of deferred tax assets. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.

Certain Risk and Uncertainties

The Company’s activities are subject to significant risks and uncertainties including the risk of failure to secure additional funding to properly execute the Company’s business plan. The Company is subject to risks that are common to companies in the growth stage, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, reliance on third party manufacturers, protection of proprietary

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

technology, and compliance with regulatory requirements. See Item 1a of this Form 10-K for a fuller discussion of the Company’s risk factors.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. As of December 31, 2021 and 2020, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of non-collection. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for doubtful accounts would be required. There was no allowance for doubtful accounts recorded as of December 31, 2021 and 2020.

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

Impairment of Long-Lived Assets

Management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

appropriate. If the carrying amount is greater than the undiscounted cash flows, the carrying amount of the asset is reduced to the asset’s fair value. An impairment loss is recognized immediately as an operating expense in the consolidated statements of operations. Reversal of previously recorded impairment losses are prohibited. As of December 31, 2021 and 2020, Company’s management believed that no revision to the remaining useful lives or impairment of the Company’s long-lived assets was required.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2021 and 2020. The carrying value of the

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Company’s cash, accounts receivable, other receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. The carrying value of derivative asset is displayed at fair value. See Note 8 for additional information regarding fair value measurements.

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

Warrants

The accounting treatment of warrants issued is determined pursuant to the guidance provided by ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, as applicable. Each feature of a freestanding financial instrument including, without limitation, any rights relating to subsequent dilutive issuance, dividend issuances, equity sales, rights offerings, forced conversions, dividends, and exercise are assessed with determinations made regarding the proper classification in the Company’s consolidated financial statements. The Company determined that all warrants meet the criteria to be classified as equity.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the consolidated balance sheets as of December 31, 2021 and 2020. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

Revenue

The Company applies the provisions of ASC 606, Revenue from Contracts with Customers. The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration the Company expects to be entitled to. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contact and (5) recognize revenue when a performance obligation is satisfied.

The Company’s current contracts with customers do not contain significant estimates or judgments. All of the Company’s revenue contains a single performance obligation that is recognized upon fulfilment of the sales order.

The Company derives its revenues primarily from sales of demonstrator units to customers evaluating organic semiconductor technology. The transaction price is stated in each customer agreement and is allocated to a single performance obligation. Revenue is recognized upon shipment of each demonstrator, at a point in time. The Company

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

does not have any significant financing components as payment is received at or shortly after the point of sale. Costs incurred to obtain a contract will be expensed as incurred when the amortization period is less than a year.

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

Patent and Licensing Costs

Patent and licensing costs are expensed as incurred because their realization is uncertain. These costs are classified as research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

For the year ended December 31, 2021 and 2020, the Company recorded grant income and research & development tax credits of $1,285 thousand and $1,437 thousand, respectively, which are recorded as other operating income in the accompanying consolidated statements of operations. As of December 31, 2021, and December 31, 2020, the Company had receivables related to research & development tax credits for payments not yet received of $1,070 thousand and $982 thousand, respectively.

Ordinary Shares Valuation

Due to the absence of an active market for the Company’s ordinary shares, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its ordinary shares. In determining the exercise prices for options to be issued, the estimated fair value of the Company’s ordinary shares on each grant date was estimated based upon a variety of factors, including:

●	the issuance prices of ordinary shares;
●	the rights and preferences of preferred shareholders;
●	the progress of the Company’s research and development programs;
●	the Company’s stage of development and business strategy;
●	external market conditions affecting the technology industry and trends within the technology industry;
●	the Company’s financial position, including cash on hand;
●	the Company’s historical and forecasted performance and operating results;
●	the lack of active public market for the Company’s ordinary shares;
●	the likelihood of achieving a liquidity event, such as a securities offering, initial public offering or a sale of the Company’s shares.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Significant changes to the key assumptions underlying the factors used could result in different fair values of ordinary shares at each valuation date.

Ordinary shares are classified in shareholders’ equity and represent issued share capital.

Share-based compensation

All share-based payments, including grants of stock options, are measured based on the fair value of the share-based awards at the grant date and recognized over their respective vesting periods. Outstanding options generally expire 10 years after the grant date. The Company has issued options that vest based on service requirements and issued options that vest based on performance requirements. Options become exercisable when service requirements are met. In the case of performance based options, options become exercisable when there is a liquidity event, such as a change in control or sale or admission (listing as a public company or initial public offering (“IPO”)), and the employee, or consultant, must be providing services to the Company at the time of the event. Due to the Exchange, all options outstanding immediately prior to the event with a performance obligation requirement became vested and exercisable.  Non-cash stock-based compensation expense for the year ended December 31, 2021 was $6,196 thousand (see also Note 11).

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

Functional Currency and Operations

Prior to the Exchange, SmartKem Limited’s (“the predecessor’s”) functional currency was the British Pound Sterling (“GBP”), and the consolidated financial statements were presented in United States dollars (“USD”). The predecessor’s functional currency was the respective local currency of the primary economic environment in which an entity’s operations are conducted. The predecessor translated the consolidated financial statements into the presentation currency using exchanges rates in effect on the balance sheet date for assets and liabilities and average exchanges rates for the period for statement of operations accounts, with the difference recognized in accumulated other comprehensive income/ (loss).

The Company’s functional currency is the U.S. dollar (“USD”). The functional currency of the Company’s foreign operation is the respective local currency. Assets and liabilities of foreign operation denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. The consolidated statements of operations and comprehensive loss are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized gain/loss is recognized as foreign currency translation as a component of other comprehensive income.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

As of December 31, 2021 and 2020, there were no material uncertain tax positions.

Contingent Liabilities

A provision for contingent liabilities is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The Company is a party to certain litigation and disputes arising in the normal course of business. As of December 31, 2021, the Company does not expect that such matters will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Offering Costs

Direct and incremental legal and accounting costs associated with the Company’s issuance of common stock and warrants are deferred and classified as a component of other assets on the consolidated balance sheet until completion of the issuance. Upon completion of the issuance, deferred offering costs are reclassified from other assets to equity in additional paid-in capital and recorded against the net proceeds received in the issuance. The deferred offering costs incurred as of December 31, 2020 were immaterial and no offering costs were capitalized. For the year ended December 31, 2021 $2,454 thousand of offering costs were recorded in additional paid-in capital.

For the year ended December 31, 2021, $1.329 million of direct and incremental costs associated with the Exchange were recorded as Transaction Expenses in the Consolidated Statement of Operations and Comprehensive Loss.

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

The loss per share information in these consolidated financial statements is reflected and calculated as if the Company had existed since January 1, 2020. Accordingly, loss per share for all periods was calculated based on the number of shares retroactively adjusted for the exchange ratio determined in the reverse recapitalization (see also note 1).

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has 2,168,000 pre-funded common stock warrants outstanding as of December 31, 2021, which became exercisable on April 23, 2021 based on terms and conditions of the agreements. As the pre-funded common stock warrants are exercisable for $0.01, these shares are considered outstanding common shares and included in computation of basic and diluted Earnings Per Share as the exercise of the pre-funded common stock warrants is virtually assured. The Company included these pre-funded common stock warrants in basic and diluted earnings per share when all conditions were met on April 23, 2021.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	December 31,
	2021	2020
Options	1,953,882	1,810,749
Warrants	985,533	—
Total	2,939,415	1,810,749

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments: Credit Losses (Topic 326), which requires measurement and recognition of expected losses for financial assets held. The new standard changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new-forward looking approach, based on expected losses. The estimate of expected credit losses will require organizations to incorporate considerations of historical information, current conditions and reasonable and supportable forecasts. The standards update is effective prospectively for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted, for U.S. Securities Exchange filer, excluding entities eligible to be smaller reporting companies. The standards update is effective prospectively for annual and interim periods beginning after December 15, 2022. Management is currently evaluating the impact of these changes on the consolidated financial statements.

In May 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this update affect all entities that issue freestanding written call options (for example warrants) that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings Per Share. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Management is currently evaluating the impact of this guidance but does not expect this update to have a material impact on the Company's consolidated financial statements.

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. The amendments in this update affect all business entities that account for a transaction with a government by applying a grant or contribution accounting model by analogy to other accounting guidance. The amendments in this Update require annual disclosures about: (1) Information about the nature of the transactions and the related accounting policy used to account for the transactions; (2) The line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (3) Significant terms and conditions of the transactions, including commitments and contingencies. The amendments in this update are effective for all entities within their scope for financial statements

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

issued for annual periods beginning after December 15, 2021. Management is currently evaluating the impact of this guidance but does not expect this update to have a material impact on the Company's consolidated financial statements.

Reclassifications

Certain amounts in prior years' consolidated financial statements have been recast and reclassified to conform to the current year's presentation.

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

	December 31,
	2021	2020
Prepaid rent	$58	$65
Prepaid utilities	51	30
Prepaid insurance	412	41
Prepaid administrative expenses	63	61
Prepaid technical fees	141	8
Prepaid consulting fees	27	—
VAT receivable	50	54
Total prepaid expenses and other current assets	$802	$259

As of December 31, 2021 and 2020, there was $217 thousand and $0, respectively, of non-current prepaid insurance related to directors’ and officers’ liability insurance that was included in the amounts above.

4.    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	December 31,
	2021	2020
Plant and equipment	$1,633	$1,316
Furniture and fixtures	245	248
Computer hardware and software	26	26
	1,904	1,590
Less: Accumulated depreciation	(1,102)	(908)
Property, plant and equipment, net	$802	$682

Depreciation expense was $209 thousand and $197 thousand for the year ended December 31, 2021 and 2020, respectively, and is classified as research and development expense.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	December 31,
	2021	2020
Accounts payable	$510	$227
Accrued expenses – lab refurbishments	131	132
Accrued expenses – technical fees	66	45
Accrued expenses – variable rent & utilities	20	67
Accrued expenses – audit & accounting fees	191	250
Accrued expenses – other	112	6
Credit card liabilities	10	6
Payroll and social security liabilities	383	128
Total accounts payable and accrued expenses	$1,423	$861

6.    LEASES:

The Company has operating leases consisting of office space, lab space, and equipment with remaining lease terms of 1 to 3 years, subject to certain renewal options as applicable.

There was no sublease rental income for the year ended December 31, 2021 and 2020. The Company is not the lessor in any lease agreement, and no related party transactions for lease arrangements have occurred.

The table below presents certain information related to the lease costs for the Company’s operating and finance leases for the periods ended:

	For the Year Ended December 31,
	2021	2020
Operating lease cost	$225	$175
Short-term lease cost	32	48
Variable lease cost	140	401
Total lease cost	$397	$624

The total lease cost is included in the consolidated statements of operations as follows:

	For the Year Ended December 31,
	2021	2020
Research and development	$373	$562
Selling, general and administrative	24	62
Total lease cost	$397	$624

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Right of use lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheets as follows:

	December 31,
	2021	2020
Assets
Operating lease right of use assets	$154	$236
Total lease assets	$154	$236
Liabilities
Current liabilities:
Operating lease liability – current portion	$87	$217
Noncurrent liabilities:
Operating lease liability, net of current portion	28	20
Total lease liabilities	$115	$237

The Company had no right of use lease assets and lease liabilities for financing leases as of December 31, 2021 and 2020.

The table below presents certain information related to the cash flows for the Company’s operating leases for the periods ended:

	For the Year Ended December 31,
	2021	2020
Operating cash outflows from operating leases	$276	$157
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right of use assets	$136	$—

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating and finance leases as of the period ended:

	For the Year Ended December 31,
	2021	2020
Weighted average remaining lease term (in years) – operating leases	1.40	1.35
Weighted average discount rate – operating leases	6.07%	6.30%

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Undiscounted operating lease liabilities as of December 31, 2021, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows:

As of
December 31,
2021
2022	$93
2023	22
2024	7
2025	—
2026	—
Thereafter	—
Total undiscounted lease payments	122
Less future minimum short-term lease payments	(3)
Less imputed interest	(4)
Total net lease liabilities	$115

7.    CONVERTIBLE NOTES AND NOTES PAYABLE:

Convertible Notes

The activity for the Company’s convertible notes during the years ended December 31, 2021 and 2020 was as follows:

	For the Year Ended December 31,
	2021	2020
Balance, beginning of year	$—	$7,280
Amortization of debt discount	—	25
Extinguishment of debt discount	—	6,767
Loss on conversion of note	—	9,344
Conversion of notes to equity	—	(23,630)
Foreign currency translation	—	214
Balance, end of year	$—	$—

On January 24, 2020, a Qualified Financing Event (as defined below) occurred when the Company received cumulative investment proceeds in excess of $4,600 thousand from the sale and issuance of common shares. The fair value of the Company’s common shares were $1.807011 per share. The 2018 BASF Venture Capital and Entrepreneurs Fund L.P. Notes (as defined below), 2018 Octopus Investment Limited Notes (as defined below), and the 2019 Octopus, EF, and Other Notes (as defined below) in the aggregate principal amount of $11,796 thousand were converted into 8,159,977 of common shares (at the discounted price of $1.45 per share), and the related unpaid and accrued interest totaling $1,063 thousand were also converted into 735,148 of A Ordinary common shares of the Company (at the discounted price of $1.45 per share). The Company recognized a loss on conversion of $5,470 thousand for the year ended December 31, 2020 related to the conversion of notes measured as the difference in carrying value of debt and accrued interest and the fair value of shares converted on the conversion date. As a result of the conversion, the Company also recognized the unamortized debt discount related to the beneficial conversion feature of $6,767 thousand as interest expense for the year ended December 31, 2020.

For the year ended December 31, 2020, the Company incurred an effective interest rate of 13.5% relating to convertible notes. There were no convertible notes outstanding as of December 31, 2021 and 2020. There was interest expense recognized based on the debt’s stated interest for the year ended December 31, 2021 and 2020 of zero and $43

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

thousand, respectively, relating to convertible notes. Additional interest expense related to the amortization of debt issuance cost was zero and $25 thousand for the year ended December 31, 2021 and 2020, respectively, for convertible notes.

Loss on the conversion of notes is included on the consolidated statements of operations and other comprehensive loss as loss on conversion of convertible notes payable. The amount displayed in the statements of operations and other comprehensive loss for the year ended December 31, 2020 is inclusive of the loss on notes in the amount of $9,344 thousand, loss on accrued interest in the amount of $1,046 thousand and offset by the gain on the extinguishment of derivative liability in the amount of $4,920 thousand (Note 8).

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Notes Payable

On January 26, 2021, the Company entered into a term loan facility agreement for the amount of $738 thousand. The funds were available to be drawn on from the effective date of the agreement through to January 27, 2021. The Company drew down the full loan amount on January 26, 2021. The Company’s research and development tax credit was to be utilized as collateral. The Lender was to be paid immediately following payment of research and development tax credit from the United Kingdom’s HM Revenue and Customs. The final repayment was due six months from the agreement date, if the loan and any interest was not repaid in full prior to this date. The loan carried a monthly interest rate of 1.25%. The interest accrued daily and compounded monthly on the monthly anniversary of the draw down date of the loan.

For year ended December 31, 2021, the Company incurred an effective interest rate of 26.20% relating to notes payable. There were no notes payable outstanding during for the year ended December 31, 2020. The interest expense recognized based on the debt’s effective interest rate for year ended December 31, 2021 and 2020, was $19 thousand and zero, respectively, relating to notes payable. The Company repaid the note payable in full on March 2, 2021. There were no notes payable outstanding as of December 31, 2021 and 2020.

8.    DERIVATIVE ASSET:

The table below provides a summary of the changes in fair value of the derivative asset measured on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2021:

	For the Year Ended December 31,
	2021	2020
Balance, beginning of year	$—	$1,407
Loss on fair value of derivative asset included in earnings	—	(6,282)
Gain on extinguishment of derivative asset upon conversion	—	4,920
Foreign currency translation	—	(45)
Balance, end of year	$—	$—

The Embedded Conversion Features are separately measured at fair value, with changes in fair value recognized in current operations. The original values of the Embedded Conversion Features were recorded as a derivative asset with the offset as a debt premium to the Convertible Notes which is being amortized over the term of the Convertible Notes. During the year ended December 31, 2020, all outstanding convertible notes were converted into equity. The derivative asset was marked to market on the date of conversion and derecognized at conversion. The change in fair value of derivative asset included in earnings was $6,282 thousand for the year ended December 31, 2020. The gain on extinguishment of derivative asset upon conversion is $4,920 thousand and is recorded as an offset within the loss on conversion of convertible notes payable on the consolidated statements of operations and comprehensive loss.

There were no convertible notes outstanding during the year ended December 31, 2021, and no associated derivative asset during the year.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.    COMMITMENTS AND CONTINGENCIES:

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material effect on the consolidated financial statements.

Capital expenditure commitments contracted for but not yet incurred totaled $1,422 thousand and primarily consists of purchase commitments in the normal course of business for research & development services, communications infrastructure and administrative services.

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

Market Information

Quotations on our common stock on the OTC Market Group’s OTCQB® Market quotation system (“OTCQB”) commenced under the ticker symbol “SMTK” in February 2022. There was no trading of our common stock on the OTCQB or any other over-the-counter market prior to February 2022.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Common Stock Warrants

On February 23, 2021, a total of 985,533 fully vested common stock warrants were issued to a vendor for financial advisory services provided in connection with the sale of the Company’s common stock . The common stock warrants are exercisable at a per share price of $2.00 until they expire on February 23, 2026. During the year ended December 31, 2021, no warrants issued to vendors for financial advisory services were exercised. The grant date fair value for these warrants of $0.91 per warrant for a total fair value of $896 thousand, was determined using the Black-Scholes options valuation model. The Company recorded the warrants at fair value, as both an increase and decrease in additional paid-in capital during the year ended December 31, 2021.

A summary of the Company’s warrants to purchase common stock activity is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Warrants outstanding at January 1, 2021	—	$—	—
Exercised	—	—	—
Forfeited or Expired	—	—	—
Granted	985,533	2.00	5.00
Warrants outstanding at December 31, 2021	985,533	$2.00	4.15

On February 23, 2021, a total of 2,168,000 pre-funded common stock warrants were issued to investors with an exercise price of $0.01 per share for total proceeds to the Company of $4,314 thousand. During the year ended December 31, 2021, no warrants issued to investors were exercised. The grant date fair value for these warrants of $1.99 is based on the stock price at issuance date of $2.00 less the exercise price of $0.01. The pre-funded common stock warrants have no expiration date and terminate upon exercise.

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

Weighted-
Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2021	—	$—
Exercised	—	—
Forfeited or Expired	—	—
Granted	2,168,000	0.01
Pre-funded warrants outstanding at December 31, 2021	2,168,000	$0.01

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The grant date fair value of common stock warrants is determined using the Black-Scholes option-pricing model. There was no public trading market for our shares before February 2022 and the Company estimates its expected stock volatility based on historical volatility of publicly traded peer companies. The following assumptions were used during the year ended December 31, 2021:

Year Ended
December 31, 2021
Expected term (years)	5 years
Risk-free interest rate	0.60%
Expected volatility	54%
Expected dividend yield	0%

There were no common stock warrants issued during the year ended December 31, 2020.

11.    SHARE-BASED COMPENSATION:

Prior to the Exchange discussed in Note 1, SmartKem Limited had stock option plans.  SmartKem Limited stock options discussed below have been retroactively restated as options reflecting the exchange ratios established in the Exchange.

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

During the year ended December 31, 2020, the Company granted 1,828,128 SmartKem Limited share options to employees and consultants. These options were either exercised or cancelled as a result of the reverse merger and recapitalization.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2021, the Company has issued a further 1,707,326 options for employees, directors and consultants. The options vest over a period of four years, have an exercise price of $2.00 per share and expire on the ten year anniversary of the grant date.

Determining the appropriate fair value of share-based awards requires the input of subjective assumptions, including the fair value of the Company’s common shares, and for share options, the expected life of the option, and expected share price volatility. The Company uses the Black-Scholes option pricing model to value its share option awards. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involves inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, the share-based compensation expense could be materially different for future awards. Options granted under the 2021 Plan for year ended December 31, 2021 were valued using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended
	December 31, 2021	December 31, 2020
Expected term (years)	5 years - 6 years	0.46 years
Risk-free interest rate	0.3% - 1.2%	(0.7%) - 0.2%
Expected volatility	54% - 58%	58%
Expected dividend yield	0%	0%

In the absence of a public trading market of the common share, on each grant date, the Company develops an estimate of the fair value of the common shares underlying the option grants. The Company estimated the fair value of the common shares by referencing arms-length transactions inclusive of the common shares underlying which occurred on or near the valuation date(s). From February 2022, the Company’s common shares are publicly traded and the Company will no longer have to estimate the fair value of the common share, rather the value will be determined based on quoted market prices. The Company determined the fair value of common share using methodologies, approaches and assumptions consistent with the AICPA Practice Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation and based in part on input from an independent third-party valuation firm.

The Company estimates its expected volatility by using a combination of historical share price volatilities of similar companies within our industry. The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s options on a grant date. The expected option term assumption is the contractual term, as the service period is implied under the practical expedient since the Company does not have sufficient exercise history to estimate expected term of its historical option awards.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table reflects share activity under the share option plans for the years ended December 31, 2021 and 2020:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-		Aggregate
		Average	Contractual	Average		Intrinsic
	Number of	Exercise	Term	Fair Value at		Value
	Shares	Price	(Years)	Grant Date		(in thousands)
Options outstanding at January 1, 2020	160,317	1.18311	7.31	8.57245
Exercised	—	—
Cancelled	(86,967)	0.65226
Forfeited	(90,729)	1.25578
Granted	1,828,128	0.05051
Options outstanding at December 31, 2020	1,810,749	$0.06143	9.70	$3.46867	$
Exercised	(1,424,622)	0.01447
Cancelled	(405,936)	0.06452
Forfeited	(136,221)	0.00100
Granted	2,109,912	1.68113
Options outstanding at December 31, 2021	1,953,882	$1.72323	9.31	$1.12355		$465
Options exercisable at December 31, 2021	336,556	$0.39318	9.15			$465
Vested and expected to vest after December 31, 2021	1,953,882	$1.72323	9.31			$465

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of our common shares at the end of the year for those options that had exercise prices lower than the fair value of our common shares.

The aggregate intrinsic value of options exercised during the years ended December 31, 2021 was $2.4 million. No options were exercised in the year end December 31, 2020. The total fair value of options vesting in the year to December 31, 2021 was $6.6 million. No options vested in the year to December 31, 2020.

The weighted-average grant-date fair value per share option granted for the year ended December 31, 2021 and 2020 was $1.14. and $0.04 respectively.

Stock-based compensation, including stock options and warrants is included in the consolidated statements of operations as follows:

	For the Year Ended December 31,
	2021	2020
Research and development	$2,982	$—
Selling, general and administrative	3,214	—
Total	$6,196	$—

As of December 31, 2021 there was $1.3 million of compensation cost related to non-vested stock option awards not yet recognized that will be recognized on a straight-line basis through the end of the vesting periods in September 2025. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12. INCOME TAXES

United States and foreign loss from operations before income taxes was as follows:

	For the Year Ended December 31,
	2021	2020
United States	$(5,039)	$—
Foreign	(12,087)	(23,133)
Loss before income taxes	$(17,126)	$(23,133)

A reconciliation of the statutory income tax rate to the Company’s effective tax rate consists of the following:

	For the Year Ended December 31,
	2021	2020
Taxes at domestic rate	21.0%	19.0%
Non-US statutory rates	(0.8)%	—%
Permanent items	(7.3)%	(1.9)%
Change in valuation allowance	(22.4)%	(9.4)%
Loss on conversion of note and associated interest	—%	(8.4)%
Statutory Rate Change	9.6%	—%
Other	(0.1)%	0.7%
Effective tax rate	—%	—%

Prior to the reorganization, domestic refers to UK tax jurisdiction and foreign refers to all non-UK tax jurisdictions.

The components of income tax provision/(benefit) are as follows:

December 31,
	2021	2020
Current
Federal	—	—
State	—	—
Foreign	—	—
Total Current	$—	$—

Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred	—	—
Total	$—	$—

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets/(liabilities):
Net operating loss carryforwards	$7,506	$3,931
Convertible notes payable discount and embedded derivative	—	—
Property plant and equipment	(190)	(129)
Other	229	14
	7,545	3,816
Valuation allowance	(7,545)	(3,816)
Deferred tax assets, net of allowance	$—	$—

The Company recorded a full valuation allowance against its net deferred tax assets as of December 31, 2021 and 2020. The Company considered the positive and negative evidence bearing upon its ability to realize the deferred tax assets. In addition to the Company’s history of cumulative losses, the Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, a full valuation allowance has been provided against its net deferred tax assets. When the Company changes its determination as to the amount of its deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to the provision for income taxes in the period in which such determination is made.

As of December 31, 2021 and 2020, the Company had net operating loss carry-forwards of approximately $30,674 thousand and $20,691 thousand, respectively. The net operating loss carry-forwards were generated in the tax years from 2009 to 2021 with an unlimited carry-forward period. The Company has no uncertain tax positions, or penalties and interest accrued, that if recognized would reduce net operating loss carry-forwards or effect tax expense.

The Company files tax returns as prescribed by the tax laws in the Unites States and United Kingdom in which they operate. In the normal course of business, the Company is subject to examination by the federal jurisdiction based on the statute of limitations. As of December 31, 2021, open years related to the United Kingdom are 2020 and 2019.

The Company has no open tax audits with any taxing authority as of December 31, 2021.

13.    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses are comprised of the following items:

	For the Years End December 31,
	2021	2020
Salaries and benefits	$5,366	$908
Rent and property tax expense	24	62
Insurance	486	—
Utilities	4	1
Sales and marketing	749	96
Legal and professional fees	1,132	625
Other selling, general, and administrative expenses	308	15
Total	$8,069	$1,707

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14.    DEFINED CONTRIBUTION PENSION:

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Pension cost is included in the consolidated statements of operations as follows:

	For the Years End December 31,
	2021	2020
Research and development	$98	$83
Selling, general and administrative	42	31
Total pension cost	$140	$114

As of December 31, 2021 and December 31, 2020 there were no amounts owed to the pension scheme.

15.    RELATED PARTY TRANSACTIONS:

On May 14, 2020, the Company issued a promissory note (the “Note”) to a stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company, on or before the date that the Company consummated a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. The Note was non-interest bearing unless an event of default occurred. As of December 31, 2020, the amount due under the note payable was $20,000. The maximum amount due under the note payable in the year ended December 31, 2021, was $47,500 which was repaid in full upon closing of the Exchange.

Prior to the closing of the Exchange, we used the office space and equipment of our management at no cost.

In addition to transactions and balances related share-based compensation to officers and directors, the Company incurred expenses of $65 thousand and $7 thousand, for the year ended December 31, 2021 and 2020, respectively, due to reimbursement of expenses and compensation for members of the Board of Directors. These expenses are recorded in selling, general & administrative in the consolidated statements of operations. As of December 31, 2021 and December 31, 2020, there was $18 thousand and zero, respectively, payable to members of the Board of Directors that are recorded in accounts payable and accrued expenses on the consolidated balance sheets.

During the year ended December 31, 2021, the Company reimbursed an owner for legal fees and other expenses as a result of the Exchange (see Note 1). The reimbursement of these fees for services resulted in an expense of $66 thousand for the year ended December 31, 2021 and there was zero payable as of December 31, 2021.

The Company obtained consulting services from an individual who is a family member of a Director of the Company. The consulting services resulted in an expense of $35 thousand for the year ended December 31, 2021 and there was zero payable as of December 31, 2021.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.    SUBSEQUENT EVENTS:

Under the adjustment provisions of the 2021 Plan, on January 1, 2022 the number of shares of the Company’s common stock available for issuance under the 2021 Plan was increased by 1,022,172 or four percent (4%) of the total number of shares of Common Stock outstanding on December 31, 2021. After giving effect to the Evergreen Increase, the total number of shares of Common Stock that may be issued under Plan will be 3,297,172.

On January 27, 2022, we sold 1,000,000 shares of our common stock at a purchase price of $2.00 per share to Octopus Investors in accordance with the Octopus Letter Agreement, dated as of February 23, 2021, among the Company and Octopus Titan VCT plc and certain related parties.

In February 2022, 12,500 shares of our common stock were issued to a vendor in consideration for services to be provided.

Quotations on our common stock on the OTC Market Group’s OTCQB® Market quotation system (“OTCQB”) commenced under the ticker symbol “SMTK” in February 2022. There was no trading of our common stock on the OTCQB or any other over-the-counter market prior to February 2022.

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls and Procedures

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

Evaluation of Disclosure Controls and Procedures

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

As of the end of the year covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon, and as of the date of, this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021 were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2020 and for interim reporting periods during the year ended December 31, 2021, our management and our independent registered public accounting firm identified material weaknesses related to (i) the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place, or not operating effectively.

Under the direction of the Audit Committee, management has developed a plan of remediation to the overall design and operation of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal controls in the final quarter of the year ending December 31, 2021. Under the remediation plan, we;

●	recruited additional finance personnel including those with expertise in generally accepted accounting principles and controls over financial reporting;
●	implemented measures to restrict system access, designed and operated enhanced controls including IT General Controls;
●	documented the policies and procedures covering our accounting and reporting functions;
●	engaged external advisors to provide expert assistance with these efforts and with the evaluation of the effectiveness of our internal controls over financial reporting.

Management believes that progress continues to be made towards improving the effective internal control environment, on a quarterly basis, as we continue to design and implement common policies, IT general controls, procedures and controls for financial reporting. We have many individual policies, procedures and controls already in place and appropriate financial systems has been implemented to establish an effective internal control environment. As of December 31, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, have determined that the material weaknesses identified in prior years and in the first three quarters of 2021 have been remediated. Under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal controls during each of the quarters and the year ending December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for nonaccelerated filers and emerging growth companies from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, positions and ages of our executive officers and directors as of March 28, 2022:

Name	Position	Age
Ian Jenks	Chairman of the Board and Chief Executive Officer	67
Robert Bahns	Chief Financial Officer and Director	57
Beverley Brown, Ph.D.	Chief Scientist	59
Simon Ogier, Ph.D.	Chief Technology Officer	47
Simon King, Ph.D. (1)(2)(3)	Director	37
Klaas de Boer (1)(3)	Director	56
Barbra C. Keck (1)(2)(3)	Director	44

(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Corporate Governance and Nominating Committee.

Executive Officers

Ian Jenks has served as our Chief Executive Officer since December 2017 and as a member of our board of directors since February 2021. Mr. Jenks has more than 30 years of board-level experience in the industrial technology industry and has served as chief executive officer of companies operating in the United States and Europe. Mr. Jenks founded and since August 2010 has acted as the chief executive officer of Ian Jenks Limited, a consulting company providing consulting services to companies in the industrial technology industry. Mr. Jenks’s past directorships include Techstep ASA, a provider of managed mobile services in the Nordics, Paysafe plc., an international provider of payment processing services, and Brady plc, a provider of commodity trading software. Mr. Jenks also has served and continues to serve as a director of a number of private companies. Mr. Jenks received a B.Sc. in Aeronautical Engineering from Bristol University. We believe that Mr. Jenks’ significant management experience and experience in the technology industry qualify him to serve on our board of directors.

Robert Bahns has served as our Chief Financial Officer since February 2020 and as a member of our board of directors since February 2021. From November 2018 until January 2020, he was the chief financial officer of WaveOptics, Ltd., a developer of waveguides and projectors for augmented reality glasses. From April 2005 until he joined WaveOptics full-time, he was an investment partner at Imperial Innovations Ltd., a business investing in university technology start-ups, which was acquired by IP Group plc in December 2017 at which point he became a partner of IP Group plc. Mr. Bahns received an M.A. in Electrical Sciences from the University of Cambridge and an M.B.A. from INSEAD. We believe that Mr. Bahns’ experience as a chief financial officer and his understanding of the financial and operating challenges of companies like ours qualify him to serve on our board of directors.

Beverley Brown, Ph.D. has served as our Chief Scientist since July 2014. She provides services to us through her consulting company, B Brown Consultants Ltd. Prior to joining our company, she held a number of research and development positions with increasing responsibilities at Imperial Chemical Industries Ltd., Zeneca Group PLC and at the Avecia Group PLC. She formed BAB Consultants Ltd in 2006 and for approximately eight years provided consulting services to a number of chemical companies, as well as to the U.K. government and CPI. Dr. Brown has worked in the field of organic semiconductor technology and in the area of printable electronics for almost 20 years. Dr. Brown holds a Ph.D. in Organic Chemistry from the University of Glasgow.

Simon Ogier, Ph.D. has served as our Chief Technology Officer since June 2019. From August 2015 to June 2019 Dr. Ogier was CTO at NeuDrive Limited, a developer of organic semiconductor materials for sensor and other electronic applications, where he was responsible for the development of processes to fabricate OTFTs and to integrate them into biosensor devices. From April 2007 to July 2015, Dr. Ogier was Head of Research and Development within the U.K.’s Printable Electronics Technology Centre (“PETEC”) at CPI. He was responsible for the establishment of the PETEC facility and for developing the technical programs of work to build a capability within the U.K. for printed/plastic electronics processing. Dr. Ogier is a member of the IEC TC119 standards committee for Printed Electronics, leading the development of international standard IEC62899-203 (Semiconductor Ink) and is a Fellow of the Institute of Physics. Dr. Ogier has over 19 years of experience developing high performance organic semiconductors for transistor applications. Dr. Ogier has co-authored a number of journal articles and is a co-inventor on a number of patents families. He received a bachelor’s degree and Ph.D. in Physics from the University of Leeds.

Non-Employee Directors

Simon King, PhD. has served as a member of our board of directors since February 2021 and prior to that served as a member of the board of directors of SmartKem Limited since 2014. Since January 2012, Dr. King has been a member of and since May 2019 a partner of Octopus Ventures, a venture capital fund and affiliate of Octopus Investments Limited. Dr. King received his M.A. and M.Sc. in Physics from Cambridge University and his Ph.D. in Physical Chemistry from Imperial College London. We believe that Dr. King’s investment experience and expertise in organic semiconductors qualify him to serve on our board of directors.

Klaas de Boer has served as a member of our board of directors since February 2021 and has served as a member of the board of directors of SmartKem Limited since 2017. From January 2008 until June 2021, Mr. de Boer served as the managing partner of Entrepreneurs Fund Management LLP, a venture capital firm. Mr. de Boer served as a director of

Lifeline Scientific Inc., Heliocentris Energy Solutions AG and serves as chair of AIM listed Xeros Technology Group plc. Mr. de Boer has been a venture capitalist for more than 20 years. Mr. de Boer received his M.Sc. degree in Applied Physics from Delft University of Technology and his M.B.A. from INSEAD. We believe that Mr. de Boer’s venture capital experience, experience with complex technology companies and previous experience as a director of publicly traded companies qualify him to serve on our board of directors.

Barbra C. Keck has served as a member of our board of directors since February 2021. Since February 2021, Ms. Keck has served as the Chief Financial Officer of Deverra Therapeutics, Inc., a developer of cell therapies. From January 2009 until May 2020, she held positions of increasing responsibility at Delcath Systems, Inc., an interventional oncology company, starting as Controller and ultimately becoming a senior vice president in March 2015 and chief financial officer in February 2017. Ms. Keck received an M.B.A. in Accountancy from Baruch College and a Bachelor of Music in Music Education from the University of Dayton. We believe that Ms. Keck’s prior experience as a chief financial officer of a public company and her status as an audit committee financial expert qualify her to serve on our board of directors.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our employees, officers and directors. A current copy of our code is posted on our website, which is located www.smartkem.com. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and our directors, on our website identified above or in filings with the SEC.

 Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system that has a requirement that a majority of directors be independent. We evaluate independence by the standards for director independence set forth in the Nasdaq Marketplace Rules. Under such rules, our board of directors has determined that all members of the board of directors, except Messrs. Jenks and Bahns, are independent directors. Neither Mr. Jenks nor Mr. Bahns are independent directors under these rules because they are executive officers of our company. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors and executive officers.

Classified Board of Directors

In accordance with the terms of our amended and restated certificate of incorporation, our board of directors is divided into three staggered classes of directors as follows:

●	Class I director is Dr. King;

●	Class II directors are Mr. Bahns and Mr. de Boer; and

●	Class III directors are Mr. Jenks and Ms. Keck.

At each annual meeting of the stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2022 for Class I directors, 2023 for Class II directors and 2024 for Class III directors.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the number of directors will be fixed from time to time by a resolution of a majority vote of the directors then in office. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of our directors.

The division of our board of directors into three classes with staggered three-year terms may delay or prevent stockholder efforts to effect a change of our management or a change in control.

Board Committees

As our common stock is not presently listed for trading or quotation on a national securities exchange, we are not presently required to have board committees. However, our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates pursuant to a charter adopted by our board of directors. Members serve on these committees until their resignation or until otherwise determined by the board of directors. The composition and functioning of all of our committees complies with all applicable requirements of the Sarbanes-Oxley Act and SEC rules and regulations, and we intend to comply with those of Nasdaq.

Audit Committee

Ms. Keck, Dr. King and Mr. de Boer serve on the audit committee, which is chaired by Ms. Keck. Our board of directors has determined that each has sufficient knowledge in financial and auditing matters to serve on the audit committee and that Ms. Keck and Mr. de Boer are “independent” for audit committee purposes as that term is defined under SEC and Nasdaq Marketplace Rules. Our board of directors has designated Ms. Keck as an “audit committee financial expert”, as defined under the applicable rules of the SEC. Because Dr. King is a representative of one of our largest stockholders that beneficially owns more than 10% of our common stock, Dr. King is deemed to be affiliated persons of our company pursuant to SEC Rule 10A-3 and therefore does not meet the heightened independence requirements established by Nasdaq and the SEC for membership on our audit committee. However, we have included Dr. King on the audit committee because of his financial expertise and his status as a non-employee director. At the time, if any, that shares of our common stock are listed on Nasdaq or another national securities exchange, we expect that the composition of our audit committee will satisfy any applicable independence requirements.

The audit committee’s responsibilities include, but are not limited to:

●	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

●	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
●	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;

●	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

●	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
●	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
●	recommending, based upon the audit committee’s review and discussions with management and our independent registered public accounting firm, whether our audited financial statements will be included in our Annual Report on Form 10-K;
●	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
●	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
●	reviewing all related person transactions for potential conflict of interest situations and making recommendations to our board of directors regarding all such transactions; and
●	reviewing earnings releases.

Compensation Committee

Dr. King and Ms. Keck serve on the compensation committee, which is chaired by Dr. King. Our board of directors has determined that each member of the compensation committee is “independent” as defined under the Nasdaq Marketplace Rules. The compensation committee’s responsibilities include, but are not limited to:

●	annually reviewing and approving the corporate goals and objectives to be considered in determining the compensation of our Chief Executive Officer;
●	evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and based on such evaluation: (i) recommending to the board of directors the cash compensation of our Chief Executive Officer and (ii) reviewing and recommending to the independent directors on the board of directors regarding grants and awards to our Chief Executive Officer under equity-based plans;
●	reviewing and approving the cash compensation of our other executive officers;
●	reviewing and establishing our overall management compensation, philosophy and policy;
●	overseeing and administering our compensation and similar plans;
●	evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the Nasdaq Marketplace Rules;
●	reviewing and approving our policies and procedures for the grant of equity-based awards;
●	reviewing and recommending to the board of directors the compensation of our directors;
●	preparing the compensation committee report required by SEC rules, if and when required, to be included in our annual proxy statement; and

●	reviewing and approving the retention, termination or compensation of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

Nominating and Corporate Governance Committee

Mr. de Boer, Ms. Keck and Dr. King serve on the nominating and corporate governance committee, which is chaired by Mr. de Boer. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” under the Nasdaq Marketplace Rules.

The nominating and corporate governance committee’s responsibilities include, but are not limited to:

●	developing and recommending to the board of directors criteria for board and committee membership;
●	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
●	reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;
●	identifying individuals qualified to become members of the board of directors;
●	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
●	periodically reviewing and reassessing the adequacy of the code of business conduct and ethics and the corporate governance guidelines; and
●	overseeing the evaluation of our board of directors and management.

Our board of directors may, from time to time, establish other committees.

Item 11. Executive Compensation

Summary Compensation Table

From our inception to the closing of the Exchange, no compensation was earned by or paid to our executive officers. SmartKem became our wholly owned subsidiary upon the closing of the Exchange on February 23, 2021, and its senior management became our senior management. The following table shows the compensation awarded to or earned by our principal executive officer during the fiscal year ended December 31, 2021, our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2021, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2021. The persons listed in the following table are referred to herein as the “named executive officers.”

Officer Name and Principle Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation (2)	Total
		$	$	$	$	$
Ian Jenks	2021	294,379	179,881	611,775	20,787	1,106,822
Chief Executive Officer	2020	272,980	-	-	31,427	304,407
Robert Bahns (3)	2021	206,843	103,287	141,025	12,617	463,772
Chief Financial Officer	2020	109,454	-	-	4,331	113,785
Beverly Brown (4)	2021	236,101	74,321	543,617	-	854,039
Chief Scientist	2020	237,614	20,474	-	-	258,088

(1)	The amounts reported represent the aggregate grant-date fair value of the stock options awarded to the named executive officer, calculated in accordance with ASC 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-based vesting conditions.

(2)	Represents our contributions to our workplace pension scheme and private healthcare insurance.

(3)	Mr. Bahns joined our company in February 2020.

(4)	Represents consulting fees paid to Dr. Brown’s consulting company.

In accordance with the U.K. Pensions Act 2008 (the “Pensions Act”), we have established a workplace pensions scheme available for all our employees in the UK, which is equivalent to a defined contribution plan. In accordance with the Pensions Act, all eligible employees are automatically enrolled upon joining our company unless they advise they wish to opt out. As defined by the Pensions Act, current required contributions are 5% employee and 3% employer. We match employee contributions to a maximum of 6% of base salary. Contributions made by us vest immediately.

Employment and Change in Control Agreements

We have entered into an employment agreement with Mr. Jenks (the “Jenks Employment Agreement”) dated as of February 23, 2021 (the “Commencement Time”) setting forth the terms and conditions of his employment and his expectations as our Chief Executive Officer and President. The Jenks Employment Agreement provides, among other things, for: (i) a term of three years beginning from the Commencement Time, subject to automatic renewal for successive one year terms unless either party provides sixty (60) days prior written notice of its intent not to renew; (ii) an annual base salary of $300,000; (iii) eligibility for an annual bonus having a target of 30% of his then base salary; and (iv) in the event that Mr. Jenks’ employment is terminated without “cause” or he resigns “for good reason” (each as defined in the Jenks Employment Agreement), or his employment is terminated at the end of the any term, as the result of our company providing notice of non-renewal, subject to execution and non-revocation of a release of claims in our favor, Mr. Jenks’ will be eligible for: (a) payments equal to six (6) months of Mr. Jenks’ base salary (at the rate in effect immediately prior to the date of termination), less applicable withholdings and authorized deductions, to be paid in equal installments in accordance with our customary payroll practices), (b) a pro-rata bonus for the year of termination and (c) in the event Mr. Jenks timely elects to continue his health insurance employee benefits pursuant to COBRA, monthly payments equal to the applicable COBRA costs for a period of six (6) months. Mr. Jenks is subject to non-compete and non-solicit provisions, which applies during the term of his employment and for a period of 12 months following termination of his employment for any reason. The Jenks Employment Agreement also contains customary confidentiality and assignment of inventions provisions.

We entered into a service agreement with Mr. Bahns, dated as of February 23, 2021 (the “Bahns Employment Agreement”). The Bahns Employment Agreement provides, among other things, for: (i) a three-month probationary period (the “Probationary Period”) whereby Mr. Bahns may be terminated at any time during such period upon one week’s notice or payment in lieu of notice; (ii) upon the completion of the Probationary Period by Mr. Bahns, the Bahns Employment Agreement will continue until terminated (a) by either party giving not less than six months’ prior notice in writing, (b) by SmartKem electing to make a “Payment in Lieu” whereby SmartKem pays to Mr. Bahns an amount equal to his salary which he would have been entitled to receive during the notice period referenced in clause (a), or (c) for “cause”; (iii) an annual base salary of $204,735; and (iv) Mr. Bahns’ participation in our pension program and death in service (life insurance) scheme.

We entered into a consultancy agreement with B Brown Consultants Ltd, Dr. Brown’s consultancy company, dated as of February 23, 2021 (the “Brown Consultancy Agreement”). The Brown Consultancy Agreement provides, amongst other things, for: (i) Dr. Brown (or, with the approval of our board a substitute) is to provide defined services to SmartKem; (ii) the Brown Consultancy Agreement will continue for a fixed term of three years unless terminated (a) by either party giving not less than 12 months’ prior notice in writing, or (b) by SmartKem for “cause”; and (iii) a monthly fee, payable monthly in arrears within 30 days of receipt of an invoice, by reference to daily rate of $1,119 plus applicable value added taxes and an hourly rate of $139.90 plus applicable value added taxes. SmartKem also agreed to reimburse certain expenses incurred in connection with the services to be provided under the Brown Consultancy Agreement.

Outstanding Equity Awards at December 31, 2021

The following table presents information regarding the outstanding options held by each of our named executive officers as of December 31, 2021.

			Option Awards
			Number of Securities Underlying Unexercised Options (#)
Name	Grant Date	Type	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date (1)
Mr Jenks	3/31/2021	ISO		597,125	$2.00	3/31/2031
Mr Bahns	3/31/2021	EMI		137,648	$2.00	3/31/2031
Dr Brown (2)	2/23/2021	NQSO	178,086	-	$0.001	2/23/2031
	3/31/2021	ISO		186,601	$2.00	3/31/2031

(1)	The expiration date shown is the normal expiration date and the latest date that options may be exercised subject to certain extraordinary events.
(2)	Consists of SmartKem Unapproved Options held by Dr. Brown’s consultancy company.

Director Compensation

The following table sets forth information concerning the compensation paid to our non-employee directors during 2021.

Outside Director Name	Year	Cash Compensation		Stock Option Awards	All Other Compensation	Total
		$		$	$	$
Ms. Keck	2021	30,452		18,442	-	48,894
	2020	-		-	-	-
Mr de Boer	2021	30,452		18,442	-	48,894
	2020	-		-	-	-
Dr. King	2021	-		-	-	-
	2020	-	-	-	-	-

(1)

The amounts reported represent the aggregate grant-date fair value of the stock options awarded to the named executive officer, calculated in accordance with ASC 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-based vesting conditions.

(2)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2021 held by Ms. Keck was 18,000.
(3)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2021 held by Mr. de Boer was 18,000.
(4)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2021 held by Dr. King was nil.

Non-Employee Director Compensation

On March 31, 2021, the Board, upon recommendation of the Compensation Committee, adopted a non-employee director compensation policy (the “Policy”), pursuant to which each non-employee employee director is entitled to receive an annual cash retainer of $36,000. In addition, each non-employee director was initially granted options to purchase 18,000 shares of common stock, which will vest 25% on the one-year anniversary of the grant date and the remainder in equal monthly installments over three years and is entitled in each subsequent year to receive options to purchase 6,000 shares of common stock, which will vest on the one-year anniversary of the grant date. All equity awards granted pursuant to Policy are subject to the terms and conditions of the Company’s 2021 Equity Incentive Plan and/or the UK Tax-Advantaged Sub-Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

General

The 2021 Equity Incentive Plan which includes a UK Tax-Advantaged Sub-Plan for employees of SmartKem based in the United Kingdom (the “2021 Plan”) was approved by our board of directors and stockholders on February 23, 2021. The general purpose of the 2021 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees, directors, and consultants, and to promote the success of our business.

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) c) (2)
Equity compensation plans approved by security holders (1)	1,953,882	$1.72	301,309
Equity compensation plans not approved by security holders	-	$-	-
Total	1,953,882	$1.72	301,309

(1) The amounts shown in this row include securities under the 2021 Plan.

(2) In accordance with the “evergreen” provision in our 2021 Plan, an additional 1,022,672 shares were automatically made available for issuance on the first day of 2022, which represents 4.0% of the number of shares outstanding on December 31, 2021; these shares are excluded from this calculation.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 14, 2022 by:

●	each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of our common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all of our directors and current executive officers as a group.

We have determined beneficial ownership in accordance with SEC rules. Except as indicated in the footnotes below, and subject to applicable community property laws, we believe, based on the information furnished to us, the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 26,566,809 shares of our common stock outstanding as of March 14, 2022. In computing the number of shares beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed to be outstanding all shares of our common stock as to which such person or entity has the right to acquire within 60 days of March 14, 2022, through the exercise of any option or other right. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise noted below, the address of each beneficial owner named below is c/o SmartKem, Inc., Manchester Technology Center, Hexagon Tower, Delaunays Road, Blackley Manchester, M9 8GQ U.K.

Name of Beneficial Owner	Shares Beneficially Owned (#)	Percentage Beneficially Owned (%)
5% Stockholders:
Octopus Investments Limited, 33 Holborn, London EC1N 2HT (1)	7,476,028	28.1%
Entrepreneurs Fund LP, 2nd Floor, Windward House, La Route de la Liberation, St Helier, Jersey, JE2 3BQ, The Channel Islands (2)	3,585,252	13.5%
Orin Hirschman, 6006 Berkeley Ave., Baltimore, MD 21209 (3)	2,532,000	9.5%
Mark Tompkins Apt. 1, Via Guidino 23, 6900 Lugano-Paradiso Switzerland	2,300,000	8.7%
Named Executive Officers and Directors:
Ian Jenks (4)	783,161	2.9%
Robert Bahns (5)	153,264	* %
Simon Ogier (6)	244,737	* %
Beverley Brown (7)	244,738	* %
Simon King (8)	-	-%
Klaas de Boer (9)	204,500	* %
Barbra C. Keck (10)	4,500	--%
All directors and current executive officers as a group (7 persons)	1,634,900	6.0%
* Less than 1%

(1)	Consists of 7,416,307 shares of our common stock held by Octopus Titan VCT Plc and 59,721 shares of our common stock held by Octopus Investments Nominees Limited (collectively, the “Octopus Funds”). Octopus Investments Limited (“Octopus”) is the sole manager of each of the Octopus Funds. Through Octopus's position with Octopus Funds, Octopus is deemed to control the voting and disposition of the shares of our common stock held by the Octopus Funds. Octopus disclaims beneficial ownership of the shares of our common stock held by the Octopus Funds except to the extent of its pecuniary interest therein.

(2)	Consists of 3,585,252 shares of our common stock held by Entrepreneurs Fund LP (“Entrepreneurs Fund”). Entrepreneurs Fund General Partner Limited (the “Entrepreneurs General Partner”) is the general partner of the Entrepreneurs Fund. By virtue of such relationship, Entrepreneurs General Partner may be deemed to have voting and investment power with respect to the securities held by Entrepreneurs Fund. Entrepreneurs Fund General Partner disclaims beneficial ownership of the shares of our common stock held by Entrepreneurs Fund except to the extent of its indirect pecuniary interest therein.

(3)	Consists of (i) 1,592,000 shares of our common stock held by AIGH Investment Partners, LP (“AIGH LP”), (ii) 708,000 shares of our common stock held by WVP Emerging Manager Onshore Fund, LLC — AIGH Series (“WVP AIGH”), and (iii) 232,000 shares of our common stock held by WVP Emerging Manager Onshore Fund, LLC — Optimized Equity Series (“WVP OES”). Excludes (i) pre-funded warrants to purchase an aggregate of 1,468,000 shares of our common stock held by AIGH LP (ii) pre-funded warrants to purchase an aggregate of 662,500 shares of our common stock held by AIGH Investment Partners, LLC (“AIGH LLC”), (iii) pre-funded warrants to purchase an aggregate of 25,000 shares of our common stock held by HLH Holdings LLC (“HLH Holdings”), and (iv) pre-funded warrants to purchase an aggregate of 12,500 shares of our common stock held by Woodcourt Capital LLC (“Woodcourt”), none of which are exercisable within 60 days of March 14, 2021 as a result of the provisions contained therein which prevent the holder of such pre-funded warrants from exercising them if such exercise would result in the holders thereof, or certain related parties, having beneficial ownership of more than 9.99% of our common stock. Mr. Orin Hirschman is the managing member of AIGH Capital Management, LLC, a Maryland limited liability company (“AIGH CM”), which is an advisor or sub-advisor with respect to the securities held by AIGH LP, WVP AIGH, and WVP OES, and president of AIGH LLC. Mr. Hirschman has voting and investment control over the securities indirectly held by AIGH CM and directly by AIGH LP and AIGH LLC and may be deemed to have voting and investment control over the securities held by each of HLH Holdings and Woodcourt.

(4)	Includes 633,880 shares of our common stock held and options to acquire 149,281 shares of our common stock exercisable within 60 days of March 14, 2022.

(5)	Includes 118,852 shares of our common stock and options to acquire 34,412 shares of our common stock exercisable within 60 days of March 14, 2022.

(6)	Includes 198,087 shares of our common stock held and options to acquire 46,650 shares of our common stock exercisable within 60 days of March 14, 2022.

(7)	Includes 20,002 shares of our common stock held by B Brown Consultants Ltd and options to acquire 224,736 shares of our common stock exercisable within 60 days of March 14, 2021 held by Dr. Brown. Dr. Brown exercises dispositive and voting power over the securities owned by B Brown Consultants Ltd.

(8)	Dr. King is one of the five partners of Octopus.

(9)	Consists of 200,000 shares of our common stock purchased by Mr. de Boer’s spouse in the Offering and options to acquire 4,500 shares of our common stock exercisable within 60 days of March 14, 2022.

(10)	Consists of options to acquire 4,500 shares of our common stock exercisable within 60 days of March 14, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2020 and each currently proposed transaction in which:

●	The Company (“we”) has been or is to be a participant;

●	the amount involved exceeded or will exceed the lesser of $120,000 or 1% of our total assets at year-end for our last two completed fiscal years; and

●	any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.”

Registration Rights Agreement

In connection with the Exchange and the Offering, the Company (“we”) entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we agreed to file, no later than 60 calendar days from the closing of the Offering a registration statement covering, among other things, (i) the shares of our common stock issued in the Offering (including shares of our common stock issuable upon the exercise of the pre-funded warrants sold in the Offering); (ii) the shares of our common stock issuable upon exercise of the warrants issued to the placement agent in the Offering; (iii) the shares of our common stock issued or issuable as a result of the Exchange; (iv) 2,500,000 shares of our common stock held by the stockholders of Parasol prior to the Exchange; and (v) 50,000 shares of our common stock issued to certain advisors in connection with the Exchange and the Offering ((i)-(v) collectively, the “Registrable

Shares”). We must use commercially reasonable efforts to keep the such registration statement effective for the earlier of (i) five years from the date it is declared effective by the SEC, (ii) the date on which all Registrable Shares have been transferred other than to certain enumerated permitted assignees under the Registration Rights Agreement, or (iii) the date on which no Registrable Securities are outstanding. All of our directors, executive officers and holders of more than 5% of our capital stock are parties to the Registration Rights Agreement.

Octopus Share Purchase

In connection with the Offering, the Company (“we”) entered into an agreement (the “Octopus Letter Agreement”), with Octopus Titan VCT plc and certain related parties (the “Octopus Investors”), a holder of more than 5% of our common stock, pursuant to which the Octopus Investors agreed to purchase $2.0 million of our common stock on the same economic terms as the shares of common stock sold in the Offering subject to the satisfaction of certain U.K related tax requirements (the “Octopus Share Purchase”). The Octopus Share Purchase was conditioned on, among other things, the requirement that our gross assets must be less than £15.0 million at the time of the purchase and less than £16.0 million after giving effect to the Octopus Share Purchase.

On January 27, 2022, we entered into a subscription agreement (the “Subscription Agreement”) with the Octopus Investors effecting the Octopus Share Purchase. Pursuant to the Subscription Agreement, we issued the Octopus Investors an aggregate of 1,000,000 shares of common stock (the “Octopus Shares”), at a purchase price of $2.00 per share. On January 27, 2022, we also entered into a registration rights agreement (the “Octopus Registration Rights Agreement”) with the Octopus Investors, pursuant to which we agreed, subject to customary exceptions, to file, no later than fifteen (15) calendar days after we file our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, a registration statement with the SEC covering the Octopus Shares. We are required to use commercially reasonable efforts to cause such registration statement to be declared effective within 150 calendar days after the closing of the Octopus Share Purchase. We must use commercially reasonable efforts to keep such registration statement effective for the earlier of (i) five years from the date it is declared effective by the SEC, (ii) the date on which all Octopus Shares have been transferred other than to certain enumerated permitted assignees under the Octopus Registration Rights Agreement, or (iii) the date on which no Octopus Shares are outstanding.

Related Party Transactions with Parasol Investments Corporation

On May 14, 2020, the Company (“we”) issued (i) an aggregate of 4,750,000 shares of common stock to Mark Tompkins, a director of our company, for an aggregate purchase price equal to $475 representing amounts advanced by Mr. Tompkins to our counsel in connection with the formation and organization of the Company and (ii) an aggregate of 250,000 shares of common stock to Ian Jacobs, an officer and director of our company, for an aggregate cash purchase price equal to $25, pursuant to the terms and conditions set forth in the Common Stock Purchase Agreement with each person.

On May 14, 2020, in connection with advances made in connection with costs incurred by us, we issued a promissory note to Mark Tompkins, a stockholder and director of our company, pursuant to which we agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to us on or before the date that we consummate a business combination with a private company or reverse takeover transaction or other transaction after which we would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). We have used the proceeds from the note to cover our expenses. Although Mr. Tompkins had no obligation to advance funds to us under the terms of the note, we anticipated that he might do so as fees and expenses were incurred. As a result, we issued the note in anticipation of such advances. Interest did not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) occurred. In the event of an Event of Default, the entire note would automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, interest on the note would accrue at the rate of eighteen percent (18%) per annum. As of the Closing, 2021, the total amount due under the note was $47,500 which was paid in full at the Closing.

Prior to the Closing, we used the office space and equipment of our management at no cost.

Related Party Transactions with SmartKem Limited

Commencing in June 2019 and continuing through September 2019, SmartKem issued and sold an aggregate of $3.7 million of its convertible loan notes (the “Convertible Loan Notes”). The Convertible Loan Notes bore interest at a rate of 10% per annum and outstanding interest and principal thereon was convertible into SmartKem’s A ordinary shares at a conversion price of $0.017031 per A ordinary share. Certain of SmartKem’s directors, executive officers and beneficial owners of 5% or more of SmartKem’s capital stock purchased Convertible Loan Notes in that offering as shown in the table below.

Name	Principal Amount Purchased
Octopus Titan VCT plc	$2,537,000
Entrepreneurs Fund LP	$951,000

In January and February 2020 SmartKem issued a total of 209,862,051 of its A ordinary shares for $4.3 million. In connection therewith, $4.0 million of outstanding principal and interest on the Convertible Loan Notes was converted into an aggregate of 245,540,150 A ordinary shares. In addition, $8.8 million of outstanding principal and interest of outstanding convertible notes issued in 2018 was converted into 542,767,502 A ordinary shares. In connection with these transactions, in February 2020 SmartKem simplified its share capital by converting (i) 6,451,915 growth shares, held by founding shareholders and which benefited only from the increase in value of SmartKem above a specified level (the “Growth Shares”), into ordinary shares, (ii) 66,385,787 ordinary shares into deferred shares with no voting rights and an aggregate value of $1.40 (the “Deferred Shares”), (iii) 137,310,817 A ordinary shares into Deferred Shares, and (iv) 83,076,995 A ordinary shares into ordinary shares. In connection with these transactions, in April 2020 the share capital was further simplified by the conversion into Deferred Shares of an additional 91,540,545 A ordinary shares and 20,887,272 ordinary shares.

In July 2020, SmartKem issued an additional 16,025,641 A ordinary shares to Entrepreneurs Fund LP for $313,000. In connection with this transaction, in July 2020 91,540,545 Deferred Shares were converted back into A ordinary shares and 20,887,272 Deferred Shares were converted back into ordinary shares.

The following directors, executive officers and beneficial owners of more than 5% of SmartKem’s capital stock effected the following transactions as part of the transactions described above:

	Transaction	Consideration	Equity issue
Octopus Titan VCT	Loan conversion	$5,876,000	344,932,672 A ordinary shares
Octopus Titan VCT	Investment	$4,074,000	191,346,155 A ordinary shares
Entrepreneurs Fund LP	Loan conversion	$4,200,000	246,551,742 A ordinary shares
Entrepreneurs Fund LP	Investment	$682,000	32,051,282 A ordinary shares

In connection with SmartKem’s January 2020 funding raising round, SmartKem simplified its share capital initially by converting into ordinary shares on a one-for one basis 83,076,695 A ordinary shares and all 6,451,915 Growth Shares.

In February 2020, a further 137,310,817 A ordinary shares and 66,385,787 ordinary shares were converted into Deferred Shares.

In April 2020, 91,540,545 A ordinary shares and 20,887,272 ordinary shares were converted into Deferred Shares, then back again in July 2020.

On February 23, 2021, at the direction of the holders of such A ordinary shares provided in accordance with SmartKem’s articles of association 876,884,527 A ordinary shares were reclassified as ordinary shares.

On February 23, 2021, conditional on the consummation of the Exchange, the holders of EMI Options covering 124,497,910 ordinary shares exercised them for $18,916, with options covering 123,087,910 shares exercised at a price of $0.000014 per share and the options covering the remaining 1,410,000 shares exercised at a price of $0.0122 per share.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, any members of the immediate family of any of the foregoing persons and any firms, corporations or other entities in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest (collectively “related parties”), are not permitted to enter into a transaction with us without the prior consent of our board of directors acting through the Audit Committee or, in certain circumstances, the chairman of the Audit Committee. Any request for us to enter into a transaction with a related party, in which the amount involved exceeds $100,000 and such related party would have a direct or indirect interest must first be presented to our Audit Committee, or in certain circumstances the chairman of our Audit Committee, for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee, or the chairman of our Audit Committee, is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the benefits to us, the availability of other sources of comparable products or services and the extent of the related party’s interest in the transaction.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table summarizes the fees paid for professional services rendered by BDO LLP, our independent registered public accounting firm, for each of the last two fiscal years:

	For the Years End December 31,
US$(000)	2021	2020
Audit fees	$456	$164
Audit-related fees	—	—
Tax fees	10	—
All other fees	—	—
Total	$466	$164

Audit Fees

Represents fees, including out of pocket expenses, for professional services provided in connection with the audit of our annual financial statements, the review of our quarterly financial statements, accounting consultations or advice on accounting matters necessary for the rendering of an opinion on our financial statements, services provided in connection with the offerings of our securities and audit services provided in connection with other statutory or regulatory filings.

Tax Fees

Tax fees represent fees billed for tax compliance and consultation and planning services.

Procedures for Approval of Fees

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee has established a policy regarding pre-approval of all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for us if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining BDO LLP’s independence and has determined that such services for fiscal year 2021 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

The Audit Committee is responsible for reviewing and discussing the audited financial statements with management, discussing with the independent registered public accountants the matters required in Auditing Standards No. 16, receiving written disclosures from the independent registered public accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accountants’ communications with the Audit Committee concerning independence and discussing with the independent registered public accountants their independence, and recommending to our board of directors that the audited financial statements be included in our annual report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

1. Financial Statements: See Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules: All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

2.1 *

Share Exchange Agreement, dated as of February 23, 2021, among the Registrant, SmartKem Limited and the shareholders of SmartKem Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.4†	Description of Securities

10.1*

Engagement Letter, dated December 15, 2020, by and between GP Nurmenkari Inc. and SmartKem Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.2#	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.3#	U.K. Tax Advantaged Sub-Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.4	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.5*	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.6#

Employment Agreement, dated as of February 23, 2021, by and between the Registrant and Ian Jenks (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.7#

Employment Agreement, dated as of February 23, 2021, by and between SmartKem Limited and Robert Bahns (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.8#

Employment Agreement, dated as of February 23, 2021, by and between SmartKem Limited and Simon Ogier (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.9#

Consultancy Agreement, dated as of February 23, 2021, by and between SmartKem Limited and B Brown Consultants Ltd. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.10*

Licence of Office Space, dated September 16, 2020, by and between SmartKem Limited and CPI Innovation Services Limited (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.11*

Licence of Office Space, dated April 21, 2020, by and between SmartKem Limited and CPI Innovation Services Limited (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.12* **

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

10.18

Letter Agreement, dated as of February 23, 2021, among the Registrant and Octopus Titan VCT plc and certain related parties (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.19

Subscription Agreement, dated January 27, 2022, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022)

10.20

Registration Rights Agreement, dated January 27, 2022, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2022)

10.21**	Contract Variation relating to the Framework Services Agreement, dated February 23, 2021, by and between SmartKem Limited and CPI Innovation Services Limited

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement Report on Form S-1 (File No. 333-254222) filed on March 12, 2021)

23.1†	Consent of BDO LLP, independent registered public accounting firm (BDO LLP: London, United Kingdom: PCAOB ID # 1295)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

# Indicates management contract or compensatory plan.

** Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed. The Registrant hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits to the SEC on a confidential basis upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: March 28, 2022

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Bahns
Name:	Robert Bahns
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ian Jenks and Robert Bahns, jointly and severally, his or her true and lawful attorneys-in-fact and agent, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ian Jenks Ian Jenks	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 28, 2022

/s/ Robert Bahns Robert Bahns	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2022

/s/ Klaas de Boer Klaas de Boer	Director	March 28, 2022

/s/ Simon P. King Simon P. King	Director	March 28, 2022

/s/ Barbra C. Keck Barbra C. Keck	Director	March 28, 2022