Form 10-Q
period 2022-03-31
SmartKem, Inc.
filed 2022-05-13
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 12 2022, there were 26,566,809 of the registrant’s shares of common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	March 31,	December 31,
	2022	2021
ASSETS	(UNAUDITED)

Current assets:
Cash and cash equivalents	$10,647	$12,226
Accounts receivable	30	—
Research and development tax credit receivable	1,324	1,070
Prepaid expenses and other current assets	1,265	802
Total current assets	13,266	14,098
Property, plant equipment, net of accumulated depreciation of $1,130 and $1,102	770	802
Right-of-use assets, net	90	154
Other assets	6	6
Total assets	$14,132	$15,060

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$1,160	$1,423
Current lease liabilities	56	87
Total current liabilities	1,216	1,510
Non-current lease liabilities	19	28
Total liabilities	1,235	1,538

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 26,566,809 and 25,554,309 shares issued and outstanding, at March 31, 2022 and December 31, 2021, respectively*	3	3
Additional paid-in capital	91,935	89,954
Accumulated other comprehensive loss	(1,207)	(1,363)
Accumulated deficit	(77,834)	(75,072)
Total Stockholders’ equity	12,897	13,522

Total Liabilities and Stockholders’ Equity	$14,132	$15,060
*	Please refer to Note 1

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except number of shares and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$30	$—
Cost of revenue	23	—
Gross profit	7	—

Other operating income	284	433

Operating Expenses:
Research and development	1,459	4,013
Selling, general and administrative	1,240	3,983
Transaction expenses	—	1,314
Total operating expenses	2,699	9,310

Loss from operations	(2,408)	(8,877)

Non-operating (Expense)/Income
(Loss) on foreign currency transactions	(354)	(470)
Interest expense	—	(19)
Total non-operating (expense)	(354)	(489)

Loss before income taxes	(2,762)	(9,366)
Income tax expense	—	—
Net loss	$(2,762)	$(9,366)

Net loss	$(2,762)	$(9,366)
Other comprehensive loss:
Foreign currency translation	156	16
Total comprehensive loss	$(2,606)	$(9,350)

Basic & diluted net loss per common share	$(0.10)	$(0.51)

Basic & diluted weighted average shares outstanding	28,438,003	18,351,532

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31,

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2021	13,627,887	1	61,276	(1,480)	(57,946)	$1,851
Issuance of common shares due to exercise of stock-options	1,404,813	1	19	-	-	20
Stock-based compensation expense	-	-	6,020	-	-	6,020
Repurchase of common stock	(2,307,700)	-	-	-	-	-
Effect of reverse capitalization	2,500,000	-	-	-	-	-
Issuance of common shares to vendor	50,000	-	99	-	-	99
Issuance of common stock and warrants in private placement	10,162,000	1	24,637	-	-	24,638
Issuance costs related to common stock and warrants in private placement	-	-	(2,454)	-	-	(2,454)
Foreign currency translation adjustment	-	-	-	16	-	16
Net loss	-	-	-		(9,366)	(9,366)
Balance at March 31, 2021	25,437,000	3	89,597	(1,464)	(67,312)	20,824

				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2022	25,554,309	$3	$89,954	$(1,363)	$(75,072)	$13,522
Stock-based compensation expense	-	-	98	-	-	98
Issuance of common shares to vendor	12,500	-	43	-	-	43
Issuance of common stock in private placement (note 13)	1,000,000	-	2,000	-	-	2,000
Issuance costs related to common stock in private placement	-	-	(160)	-	-	(160)
Foreign currency translation adjustment	-	-	-	156	-	156
Net loss	-	-	-	-	(2,762)	(2,762)
Balance at March 31, 2022	26,566,809	3	91,935	(1,207)	(77,834)	12,897

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,762)	$(9,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54	48
Common shares issued to vendor for services	43	99
Amortization of right of use asset	63	47
Stock-based compensation	98	6,020
Change in operating assets and liabilities:
Accounts receivable, net	(30)	19
Research & development tax credit receivable	(284)	(248)
Prepaid expenses and other current assets	(471)	(963)
Accounts payable and accrued expenses	(240)	659
Lease liabilities	(40)	(55)
Other assets	—	(1)
Net cash used in operating activities	(3,569)	(3,741)

Cash flows from investing activities:
Purchases of property, plant and equipment	(41)	—
Net cash used by investing activities	(41)	—

Cash flows from financing activities:
Proceeds from term loan payable	—	739
Repayment of term loan payable	—	(739)
Proceeds from the issuance of common stock and warrants in private placement	—	24,638
Proceeds from the issuance of common stock in private placement	2,000	—
Payment of issuance costs	(160)	(2,454)
Proceeds from the exercise of stock options	—	20
Net cash provided by financing activities	1,840	22,204

Effect of exchange rate changes on cash	191	7

Net change in cash	(1,579)	18,470

Cash, beginning of period	12,226	764
Cash, end of period	$10,647	$19,234

Supplemental disclosure of cash and non-cash investing and financing activities
Cash paid for interest	$—	$19

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

1.    BUSINESS AND BASIS OF PREPARATION

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

SmartKem is seeking to reshape the world of electronics with a revolutionary semiconductor platform that enables a new generation of displays, sensors and logic. SmartKem’s patented TRUFLEX® inks are solution deposited at a low temperature, on low-cost substrates to make organic thin-film transistor (OTFT) circuits. The company’s semiconductor platform can be used in a number of applications including mini-LED displays, AMOLED displays, fingerprint sensors and logic circuits. SmartKem develops its materials at its research and development facility in Manchester, UK and its semiconductor manufacturing process at the Centre of Process Innovation (CPI) in Sedgefield, UK. The company has an extensive IP portfolio including approximately 120 issued patents.

Basis for Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting and are presented in thousands, except number of shares and per share data. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited interim condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2021. The accompanying interim condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited interim condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Comprehensive loss of all periods presented is comprised primarily of net loss and foreign currency translation adjustments.

Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.

Since inception, we have incurred recurring losses including net losses of $2.8 million for the three months ended March 31, 2022. As of March 31, 2022 we had an accumulated deficit of $77.8 million. The Company’s cash as of March 31, 2022 was $10.6 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products.

Management believes that the Company’s existing cash as of March 31, 2022 will be sufficient to fund the operations of the Company through to April 2023 and that the Company will require additional capital to continue its operations and research and development activity thereafter.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

There can be no assurance, however, that such financing will be available when needed, if at all, or on acceptable terms and conditions. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company’s products, the quality of product development efforts, management of working capital, and the continuation of normal payment terms and conditions for purchase of services.

In order to address its capital needs, including its planned research and development activities and other expenditures, the Company is assessing options for financing our working capital requirements through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Adequate financing opportunities might not be available to the Company, when and if needed, on acceptable terms or at all.

If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs and product portfolio expansion, which could adversely affect its operating results or business prospects. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. After considering the uncertainties, management consider it is appropriate to continue to adopt the going concern basis in preparing the consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Reverse Recapitalization

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

At the closing of the Exchange (the “Closing”), each SmartKem Limited ordinary share issued and outstanding immediately prior to the Closing (other than the Deferred Shares) was exchanged for 0.0111907 of a share of the Company’s common stock and each SmartKem Limited A ordinary share issued and outstanding immediately prior to the Closing was exchanged for 0.0676668 of a share of the Company’s common stock, with the maximum number of shares of our common stock issuable to the former holders of SmartKem Limited’s ordinary shares and A ordinary shares equal to 12,725,000. This includes enterprise management incentive options to purchase 124,497,910 SmartKem Limited ordinary shares (the “SmartKem Limited EMI Options”) issued and outstanding immediately prior to the Closing that were accelerated and exercised by the holders thereof for a like number of ordinary shares and exchanged for shares of the Company’s common stock pursuant to the Exchange. In aggregate 1,127,720,477 SmartKem Limited shares were exchanged for 12,725,000 of the Company’s common stock, an average exchange ratio of 0.011283825. Immediately prior to the Closing, an aggregate of 2,500,000 shares of the Company’s common stock owned by the stockholders of Parasol prior to the Exchange were forfeited and cancelled (the “Stock Forfeiture”).

The consolidated entity presented is referred to herein as “SmartKem”, “we”, “us”, “our”, or the “Company”, as the context requires and unless otherwise noted.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of SmartKem, Inc. and its wholly-owned subsidiaries, SmartKem Delaware, Inc. and SmartKem Limited. The Company does not have any nonconsolidated subsidiaries. All intercompany balances and transactions have been eliminated on consolidation, including unrealized gains and losses on transactions between the companies.

The Company's formerly wholly-owned subsidiary, SmartKem Delaware Inc. was dissolved on May 13, 2021.

Comprehensive loss

Comprehensive loss of all periods presented is comprised primarily of net loss and foreign currency translation adjustments.

Management’s Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s unaudited interim condensed consolidated financial statements relates to the valuation of common share, fair value of share options, and the valuation allowance of deferred tax assets. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may materially vary from these estimates.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of non-collection. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for doubtful accounts would be required. There was no allowance for doubtful accounts recorded as of March 31, 2022 and December 31, 2021.

Impairment of Long-Lived Assets

Management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. If the carrying amount is greater than the undiscounted cash flows, the carrying amount of the asset is reduced to the asset’s fair value. An impairment loss is recognized immediately as an operating expense in the condensed consolidated statements of operations. Reversal of previously recorded impairment losses are prohibited. As of March 31, 2022 and December 31, 2021, Company’s management believed that no revision to the remaining useful lives or impairment of the Company’s long-lived assets was required.

Warrants

The accounting treatment of warrants issued is determined pursuant to the guidance provided by ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, as applicable. Each feature of a freestanding financial instruments including, without limitation, any rights relating to subsequent dilutive issuance, dividend issuances, equity sales, rights offerings, forced conversions, dividends, and exercise are assessed with determinations made regarding the proper classification in the Company’s unaudited interim condensed consolidated financial statements. The Company determined that all outstanding warrants meet the criteria to be classified as equity.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

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

For the three months ended March 31, 2022 and 2021, the Company recorded grant income and research & development tax credits of $284 thousand and $433 thousand, respectively. As of March 31, 2022, and December 31, 2021, the Company had receivables related to research & development tax credits for payments not yet received of $1,324 thousand and $1,070 thousand, respectively.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Functional Currency and Operations

Prior to the Exchange, SmartKem Limited’s (“the predecessor’s”) functional currency was the British Pound Sterling (“GBP”), and the consolidated financial statements were presented in United States dollars (“USD”). The predecessor’s functional currency was the respective local currency of the primary economic environment in which an entity’s operations are conducted. The predecessor translated the financial statements into the presentation currency using exchanges rates in effect on the balance sheet date for assets and liabilities and average exchanges rates for the period for statement of operations accounts, with the difference recognized in accumulated other comprehensive income /(loss).

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

As of March 31, 2022 and December 31, 2021, there were no accruals for uncertain tax positions.

Contingent Liabilities

A provision for contingent liabilities is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The Company is a party to certain litigation and disputes arising in the normal course of business. As of March 31, 2022, the Company does not expect that such matters will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Offering Costs

Direct and incremental legal and accounting costs associated with the Company’s issuance of common stock and warrants are deferred and classified as a component of other assets on the condensed consolidated balance sheet until

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

completion of the issuance. Upon completion of the issuance, deferred offering costs are reclassified from other assets to equity and recorded against the net proceeds received in the issuance. For the three months ended March 31, 2022 and 2021 respectively, $160 thousand and $2,454 thousand of offering costs were recorded in additional paid-in capital. No offering costs were deferred as of both March 31, 2022 and December 31, 2021.

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

The loss per share information in these unaudited interim condensed consolidated financial statements is reflected and calculated as if the Company had existed since January 1, 2020. Accordingly, loss per share for all periods was calculated based on the number of shares retroactively adjusted for the exchange ratio determined in the reverse recapitalization (see also note 1).

The Company has 2,168,000 pre-funded common stock warrants outstanding as of March 31, 2022, which became exercisable on April 23, 2021 based on terms and conditions of the agreements. As the pre-funded common stock warrants are exercisable for $0.01, these shares are considered outstanding common shares and included in computation of basic and diluted Earnings Per Share as the exercise of the pre-funded common stock warrants is virtually assured. The Company included these pre-funded common stock warrants in basic and diluted earnings per share when all conditions were met on April 23, 2021.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	March 31,
	2022	2021
Options	1,953,882	1,546,562
Warrants	985,533	3,153,533
Total	2,939,415	4,700,095

Recent Accounting Pronouncements Adopted

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2021-04, Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options" ("ASU 2021-04"), which introduces a new way for companies to account for warrants either as stock compensation or derivatives. Under the new guidance, if the modification does not change the instrument's classification as equity, the company accounts for the modification as an exchange of the original instrument for a new instrument. In

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

general, if the fair value of the "new" instrument is greater than the fair value of the "original" instrument, the excess is recognized based on the substance of the transaction, as if the issuer has paid cash. The effective date of the standard is for interim and annual reporting periods beginning after December 15, 2021 for all entities, and early adoption is permitted. The Company adopted ASU 2021-04 on January 1, 2022. As a result of Management’s evaluation, the adoption of ASU 2021-04 did not have a material impact on the consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) ("ASU 2021-10"), which provides guidance on disclosing government assistance. Under the new guidance, the Company is required to including the disclosure of (1) the types of assistance, (2) an entity's accounting for the assistance, and (3) the effect of the assistance on the entity's financial statements. The effective date of the standard is for annual periods beginning after December 15, 2021. The Company adopted ASU 2021-10 on January 1, 2022. As a result of Management’s evaluation, the adoption of ASU 2021-10 did not have a material on the consolidated financial statements.

Recent Accounting Pronouncements Not Adopted

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

Reclassifications

Certain amounts in prior periods' interim condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2022	2021
Prepaid service charges and property taxes	$74	$58
Prepaid utilities	6	51
Prepaid insurance	805	412
Prepaid administrative expenses	149	63
Prepaid technical fees	72	141
Prepaid consulting fees	51	27
VAT receivable	107	50
Other Receivable and other prepaid expenses	1	—
Total prepaid expenses and other current assets	$1,265	$802

As of March 31, 2022 and December 31, 2021, there was $204 thousand and $217, thousand respectively, of non-current prepaid insurance related to directors’ and officers’ liability insurance that was included in the amounts above.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

4.    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2022	2021
Plant and equipment	$1,635	$1,633
Furniture and fixtures	239	245
Computer hardware and software	26	26
	1,900	1,904
Less: Accumulated depreciation	(1,130)	(1,102)
Property, plant and equipment, net	$770	$802

Depreciation expense was $54 thousand and $48 thousand for three months ended March 31, 2022 and 2021, respectively, and is classified as research and development expense.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
Accounts payable	$381	$510
Accrued expenses – lab refurbishments	128	131
Accrued expenses – technical fees	76	66
Accrued expenses – variable rent & utilities	6	20
Accrued expenses – audit & accounting fees	181	191
Accrued expenses – other	60	112
Credit card liabilities	13	10
Payroll and social security liabilities	315	383
Total accounts payable and accrued expenses	$1,160	$1,423

6.    LEASES:

The Company has operating leases consisting of office space, lab space, and equipment with remaining lease terms of 1 to 3 years, subject to certain renewal options as applicable.

There was no sublease rental income for three months ended March 31, 2022 and 2021. The Company is not the lessor in any lease agreement, and no related party transactions for lease arrangements have occurred.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

The table below presents certain information related to the lease costs for the Company’s operating and finance leases for the periods ended:

	For the Three Months Ended March 31,
	2022	2021
Operating lease cost	$63	$47
Short-term lease cost	2	13
Variable lease cost	54	23
Total lease cost	$119	$83

The total lease cost is included in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2022	2021
Research and development	$113	$70
Selling, general and administrative	6	13
Total lease cost	$119	$83

Right of use lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	March 31,	December 31,
	2022	2021
Assets
Operating lease right of use assets	$90	$154
Total lease assets	$90	$154
Liabilities
Current liabilities:
Operating lease liability – current portion	$56	$87
Noncurrent liabilities:
Operating lease liability, net of current portion	19	28
Total lease liabilities	$75	$115

The Company had no right of use lease assets and lease liabilities for financing leases as of March 31, 2022 and December 31, 2021.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

The table below presents certain information related to the cash flows for the Company’s operating leases for the periods ended:

	For the Three Months Ended March 31,
	2022	2021
Operating cash outflows from operating leases	$40	$55
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right of use assets	$—	$—

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating and finance leases as of the period ended:

	For the Three Months Ended March 31,
	2022	2021
Weighted average remaining lease term (in years) – operating leases	1.42	1.10
Weighted average discount rate – operating leases	6.03%	6.30%

Undiscounted operating lease liabilities as of March 31, 2022, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows:

As of
March 31,
2022
2022	$50
2023	22
2024	7
2025	—
2026	—
Thereafter	—
Total undiscounted lease payments	79
Less imputed interest	(4)
Total net lease liabilities	$75

7.     NOTES PAYABLE:

On January 26, 2021, the Company entered into a term loan facility agreement for the amount of $739 thousand. The funds were available to be drawn on from the effective date of the agreement through January 27, 2021. The Company drew down the full loan amount on January 26, 2021. The Company’s research and development tax credit was to be utilized as collateral. The Lender was to be paid immediately following payment of research and development tax credit from the United Kingdom’s HM Revenue and Customs. The final repayment was due six months from the agreement date, if the loan and any interest was not repaid in full prior to this date. The loan carried a monthly interest rate of 1.25%. The interest accrued daily and compounded monthly on the monthly anniversary of the draw down date of the loan. The Company repaid the note payable in full on March 2, 2021.

For three months ended March 31, 2021, the Company incurred an effective interest rate of 26.20% relating to notes payable. The interest expense recognized based on the debt’s effective interest rate for nine months ended March 31, 2021, was $19 thousand.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

There were no notes payable outstanding during the three months ended March 31, 2022 and no associated interest expense during the period.

8.    COMMITMENTS AND CONTINGENCIES:

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material effect on the financial statements.

Capital expenditure commitments and unconditional purchase obligations contracted for but not yet incurred as of March 31, 2022, totaled $1,350 thousand and primarily consists of purchase commitments in the normal course of business for research & development services, communications infrastructure and administrative services.

9.    STOCKHOLDERS’ EQUITY:

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

restrictions thereof. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms, and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.

Common Stock Warrants

On February 23, 2021, a total of 985,533 fully vested common stock warrants were issued to a vendor for financial advisory services provided in connection with the sale of the Company’s common stock . The common stock warrants are exercisable at a per share price of $2.00 until they expire on February 23, 2026. During the three months ended March 31, 2022, no warrants issued to vendors for financial advisory services were exercised. The grant date fair value for these warrants of $0.91 per warrant for a total fair value of $896 thousand, was determined using the Black-Scholes options valuation model. The Company recorded the warrants at fair value, as both an increase and decrease in additional paid-in capital during the three months ended March 31, 2021. There were no warrants issued during the three months ended March 31, 2022.

A summary of the Company’s warrants to purchase common stock activity is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Warrants outstanding at January 1, 2022	985,533	$2.00	4.15
Exercised	—	—	—
Forfeited or Expired	—	—	—
Granted	—	-	—
Warrants outstanding at March 31, 2022	985,533	$2.00	3.90

On February 23, 2021, a total of 2,168,000 pre-funded common stock warrants were issued to investors with an exercise price of $0.01 per share for total proceeds to the Company of $4,314 thousand. During the three months ended March 31, 2022, no warrants issued to investors were exercised. The grant date fair value for these warrants of $1.99 is based on the stock price at issuance date of $2.00 less the exercise price of $0.01. The pre-funded common stock warrants have no expiration date and terminate upon exercise.

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

Weighted-
Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2022	2,168,000	$0.01
Exercised	—	—
Forfeited or Expired	—	—
Granted	—
Pre-funded warrants outstanding at March 31, 2022	2,168,000	$0.01

The grant date fair value of common stock warrants is determined using the Black Scholes option-pricing model. There was no public trading market for our shares before February 2022 and the Company estimates its expected stock

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

volatility based on historical volatility of publicly traded peer companies. The Company did not issue any warrants in the three months ended March 31, 2022.

10.    SHARE-BASED COMPENSATION:

Prior to the Exchange discussed in Note 1, SmartKem Limited had stock option plans.

SmartKem Limited had issued Enterprise Management Incentive options (“EMI Options”) and non-tax-advantaged options (“Unapproved Options”) to eligible employees, officers, non-employee directors and other individual service providers as a means for them to develop a sense of proprietorship and personal involvement in the development and financial success of SmartKem Limited. The options generally expired 10 years after the grant date and were subject to vesting conditions and became fully vested and exercisable when there was a liquidity event, such as a change in control, and the employee, or consultant, was providing services to the Company at the time of the event. As of December 31, 2020, there were 1,810,749 options outstanding. These options were either exercised or cancelled as a result of the reverse merger and recapitalization.

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

No options were awarded during the three months ended March 31, 2022.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

The Company estimates its expected volatility by using a combination of historical share price volatilities of similar companies within our industry. The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s options on a grant date. The expected option term assumption is the contractual term, as the service period is implied under the practical expedient since the Company does not have sufficient exercise history to estimate expected term of its historical option awards. The following table reflects share activity under the share option plans for three months ended March 31, 2022:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-		Aggregate
		Average	Contractual	Average		Intrinsic
	Number of	Exercise	Term	Fair Value at		Value
	Shares	Price	(Years)	Grant Date		(in thousands)
Options outstanding at January 1, 2022	1,953,882	$1.72323	9.31	$1.12355	$
Exercised	—	—
Cancelled	—	—
Forfeited	—	—
Granted	—	—
Options outstanding at March 31, 2022	1,953,882	$1.72323	9.06	$1.12355	$
Options exercisable at March 31, 2022	622,549	$1.13134	8.95			$1,475
Vested and expected to vest after March 31, 2022	1,953,882	$1.72323	9.06			$3,472

As of March 31, 2022, there were 622,549 exercisable options outstanding.

Stock-based compensation, including stock options and warrants is included in the unaudited interim condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2022	2021
Research and development	$40	$2,908
Selling, general and administrative	58	3,112
Total	$98	$6,020

Total compensation cost related to non-vested stock option awards not yet recognized as of March 31, 2022 was $1,234 thousand and will be recognized on a straight-line basis through the end of the vesting periods in September 2025. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

11.    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses are comprised of the following items:

	For the Three Months Ended March 31,
	2022	2021
Salaries and benefits	$500	$3,734
Rent and property tax expense	28	13
Insurance	166	81
Utilities	1	1
Sales and marketing	187	22
Legal and professional fees	289	122
Other selling, general, and administrative expenses	69	10
Total	$1,240	$3,983

12.    DEFINED CONTRIBUTION PENSION:

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Pension cost is included in the unaudited interim condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2022	2021
Research and development	$27	$23
Selling, general and administrative	14	8
Total pension cost	$41	$31

As of March 31, 2022 and December 31, 2021 there were no amounts owed to the pension scheme.

13.    RELATED PARTY TRANSACTIONS:

In addition to transactions and balances related share-based compensation to officers and directors, the Company incurred expenses of $18 thousand and $7 thousand, for the three months ended March 31, 2022 and 2021, respectively, due to reimbursement of expenses and compensation for members of the Board of Directors. These expenses are recorded in selling, general & administrative in the unaudited interim condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, there was $9 thousand and $18 thousand, respectively, payable to members of the Board of Directors that are recorded in accounts payable and accrued expenses on the unaudited interim condensed consolidated balance sheets.

Octopus Share Purchase

On January 27, 2022, we sold an aggregate of 1,000,000 shares of our common stock at a purchase price of $2.00 per share to Octopus Titan VCT plc and Octopus Investments Nominees Limited in accordance with the Letter Agreement, dated as of February 23, 2021, between the Company and Octopus Titan VCT plc and certain related parties.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

14.    SUBSEQUENT EVENTS:

In April 2022, the Company renewed its lease for research & development, engineering, testing and corporate offices in Manchester. The renewed lease term expires in 2025 with an option for the Company to end the lease in 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and the related notes and other financial information included in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Cautionary Note on Forward-Looking Statements” below. You should review the disclosure under the heading “Risk Factors” in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statement.

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

These forward-looking statements include, but are not limited to, statements about:

●	the implementation of our business model and strategic plans for our business, technologies and products;
●	the rate and degree of market acceptance of any of our products or organic semiconductor technology in
●	general, including changes due to the impact of (i) new semiconductor technologies, (ii) the performance of organic semiconductor technology, whether perceived or actual, relative to competing semiconductor materials, and (iii) the performance of our products, whether perceived or actual, compared to competing silicon-based and other products;
●	the timing and success of our, and our customers’, product releases;
●	our ability to develop new products and technologies;
●	our estimates of our expenses, ongoing losses, future revenue and capital requirements, including our our needs for additional financing;

●	our ability to obtain additional funds for our operations and our intended use of any such funds;
●	our ability to become listed and remain eligible on an over-the-counter quotation system;
●	our receipt and timing of any royalties, milestone payments or payments for products, under any current or future collaboration, license or other agreements or arrangements;
●	our ability to obtain and maintain intellectual property protection for our technologies and products and our ability to operate our business without infringing the intellectual property rights of others;
●	the strength and marketability of our intellectual property portfolio;
●	our dependence on current and future collaborators for developing, manufacturing or otherwise bringing our products to market;
●	the ability of our third-party supply and manufacturing partners to meet our current and future business needs;
●	our exposure to risks related to international operations;
●	our dependence on third-party fabrication facilities;
●	the impact of the COVID-19 pandemic and any future communicable disease outbreak on our business and operations;
●	our relationships with our executive officers, directors and significant stockholders;

●	our expectations regarding our classification as a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and an “emerging growth company” under the JOBS Act (as defined below) in future periods;
●	our future financial performance;
●	the competitive landscape of our industry;
●	the impact of government regulation and developments relating to us, our competitors or our industry; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Our loss before income taxes was $2.8 million and $9.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, our accumulated deficit was $77.8 million. Substantially all our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.

Recent Developments

Octopus Share Purchase

On January 27, 2022, we sold an aggregate of 1,000,000 shares of our common stock at a purchase price of $2.00 per share to Octopus Titan VCT plc and Octopus Investments Nominees Limited in accordance with the Letter Agreement, dated as of February 23, 2021, between the Company and Octopus Titan VCT plc and certain related parties.

Nanosys Inc., Joint Development Agreement

In February 2022, we entered into a joint development agreement with Nanosys Inc., a leader in developing and delivering quantum dot and micro-LED technology. Under this agreement the two parties will work together on a new generation of low-cost solution printed micro-LED and quantum dot materials for advanced displays.

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

Components of Results of Operations

There have been no material changes to the key components of our Condensed Consolidated Statements of Operations as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.

Results of Operations

The following tables set forth our results of operations for the periods presented. The information in the tables below should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q. The period-to-period comparisons of financial results in the tables below are not necessarily indicative of future results.

Comparison of Loss from Operations for the three month-periods ended March 31, 2022 and 2021

Our results of operations for the three month-periods ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,		Increase (Decrease)
US$000	2022	2021	Amount	Percentage
Revenue	$30	$—	$30	100%
Cost of revenue	23	—	23	100%
Gross Profit	7	—	7	100%
Other operating income	284	433	(149)	(34)%
Operating expenses
Research and development	1,459	4,013	(2,554)	(64)%
Selling, general and administrative	1,240	3,983	(2,743)	(69)%
Transaction expenses	—	1,314	(1,314)	(100)%
Total operating expenses	2,699	9,310	(6,611)	(71)%
Loss from operations	$(2,408)	$(8,877)	$6,469	(73)%

Revenue and Cost of Revenue

Revenues were $30 thousand in the three months ended March 31, 2022, compared with none in the same period of 2021. Revenue in the first quarter of 2022 resulted from the one-time sale of TRUFLEX® materials to a leading applied technology research institute.

Cost of revenue was $23 thousand in the three months ended March 31, 2022, compared with none in the same period of 2021. Cost of revenue resulted from the sale of the materials described above.

Other operating income

	Three Months Ended March 31,		Increase (Decrease)		% of total	% of total
	2022	2021	Amount	Percentage	2022	2021
Research & development tax credit	$284	$248	$36	15%	100%	58%
Research & development grants	—	179	(179)	(100)%	0%	41%
Other grants	—	6	(6)	(100)%	0%	1%
Total other operating income	$284	$433	$(149)	(34)%	100%	100%

Other Operating Income was $284 thousand in the three months ended March 31, 2022, compared to $433 thousand in the same period of 2021, a decrease of $149 thousand, or 34%. The decrease resulted primarily from the absence of research and development grants in the first three months of 2022, partially offset by an increase in research and development tax credits. In the first quarter of 2021, we received $179 thousand in research and development funding for our work on the “SmartLight” project that successfully demonstrated OTFT mini-LED backlights for displays with improved light uniformity and lower defects. The increase in research and development tax credits in the first quarter of 2022 resulted from a higher level of eligible expenditure compared to the comparable period of 2021.

.

Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)		% of total	% of total
	2022	2021	Amount	Percentage	2022	2021
Research and development	$1,459	$4,013	$(2,554)	(64)%	54%	43%
Selling, general and administrative	1,240	3,983	(2,743)	(69)%	46%	43%
Transaction expenses	—	1,314	(1,314)	(100)%	0%	14%
Total operating expenses	$2,699	$9,310	$(6,611)	(71)%	100%	100%

Operating expenses decreased $6.6 million, or 71%, to $2.7 million for the three months ended March 31, 2022, compared to $9.3 million for the comparable period of 2021.

Research and development expense, which represents 54% and 43% of our total operating expenses for the three months ended March 31, 2022 and 2021, respectively, decreased by $2.6 million to $1.5 million for the quarter, primarily due to a $3.0 million decrease in stock compensation expense, partially offset by a $400 thousand increase in expenses incurred in further developing core materials and in fabricating demonstrator devices to promote our technology to prospective customers and partners.

Selling, general and administrative expense, which represents 46% and 43% of our total operating expenses for the three months ended March 31, 2022 and 2021, respectively decreased by $2.7 million to $1.2 million for the quarter. This decrease was mainly due to a $3.1 million decrease in stock compensation expense offset by $0.4 million additional expense from the additional legal, accounting and insurance expenses of operating as a public company and from increased marketing and related expenses promoting our products.

Transaction costs of $1.3 million associated with the Exchange were incurred in the three-month period ended March 31, 2021. The Exchange was consummated during the first quarter of 2021 and no additional Exchange-related expenses were recorded thereafter.

Non-operating (expense)/income

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Amount	Percentage
Loss from operations	$(2,408)	$(8,877)	$6,469	(73)%
Non-operating (Expense)/Income
Loss on foreign currency transactions	(354)	(470)	116	(25)%
Interest expense	—	(19)	19	(100)%
Total non-operating expense	(354)	(489)	135	(28)%
Loss before income taxes	(2,762)	(9,366)	6,604	(71)%
Income tax expense	—	—	—	—
Net Loss	$(2,762)	$(9,366)	$6,604	(71)%

Non-operating expenses for the three months ended March 31, 2022 decreased $135 thousand, or 28%, to $354 thousand, compared to $489 thousand for the three months ended March 31, 2021, as a result of lower losses on foreign currency transactions due to fluctuations in U.S. dollar/U.K. pound value arising from transactions denominated in foreign currencies and the translation of foreign currency denominated balances on intra-group loans.

Loss before income taxes was $2.8 million for the three months ended March 31, 2022, a decrease of $6.6 million, or 71%, compared to $9.4 million for the three months ended March 31, 2021. The decrease in loss before income taxes was attributable to the lower research and development expense and the lower selling, general and administrative expense described in the preceding paragraphs.

Liquidity and Capital Resources

To date, we have funded our liquidity and capital requirements primarily with proceeds from the private sale of our equity and debt securities and borrowing against our research and development credits. On January 27, 2022, we sold an aggregate of 1,000,000 shares of our common stock to existing investors at a price of $2.00 per share for total gross proceeds of $2.0 million. As of March 31, 2022, our cash and cash equivalents were $10.6 million compared with $12.2 million as of December 31, 2021.

We believe that our existing cash as of March 31, 2022 will be sufficient to fund our operations through to April 2023 if we continue to spend as forecasted to, and that we will require additional capital to continue our operations and research and development activity thereafter.

There can be no assurance, however, that such financing will be available when needed, if at all, or on acceptable terms and conditions. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products, the quality of product development efforts, management of working capital, and the continuation of normal payment terms and conditions for purchase of services.

In order to address our capital needs, including our planned research and development activities and other expenditures, we are assessing options for financing our working capital requirements through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Adequate financing opportunities might not be available to us, when and if needed, on acceptable terms or at all.

The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended		Increase (Decrease)
	March 31,	March 31,
US$000	2022	2021	Amount	Percentage
Net cash used in operating activities	$(3,569)	$(3,741)	$172	(5)%
Net cash used by investing activities	(41)	—	(41)	100%
Net cash provided by financing activities	1,840	22,204	(20,364)	(92)%
Effect of exchange rate changes on cash	191	7	184	2,629%
Net change in cash	(1,579)	18,470	(20,049)	(109)%
Cash, beginning of period	12,226	764	11,462	1,500%
Cash, end of period	$10,647	$19,234	$(8,587)	(45)%

Operating Activities

Net cash used in operating activities was $3.6 million for the three months ended March 31, 2022, compared to $3.7 million for the three months ended March 31, 2021, a decrease of $172 thousand, or 5%. The decrease resulted primarily from lower payments to settle transaction expenses offset by lower research and development grant receipts and adverse movements in working capital.

Investing Activities

Net cash used in investing activities was $41 thousand for the three months ended March 31, 2021, compared to $0 in the corresponding period of 2021. Net cash used in investing activities in the 2022 period resulted from purchase of laboratory and capital equipment to support our increasing research and development activity. In the future, we expect to continue to incur additional capital expenditures to support our research and development activities and wider business operations.

Financing Activities

Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2022, compared to $22.2 million, a decrease of $20.4 million, or 92%. During the first quarter of 2022, we consummated a private placement of our common stock resulting in net proceeds of $1.8 million. In connection with the Exchange in February 2021, we consummated a private placement resulting in net cash of $22.2 million in the first quarter of 2021.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and purchase commitments in the normal course of business for research & development facilities and services, communications infrastructure and administrative services. These will be funded from the company’s cash balances and working capital.

	Payments Due by Period
US$(000)	2022	2023	2024	Total
Operating lease obligations	$50	$22	$7	$79
Purchase obligations	761	522	67	1,350
	$811	$544	$74	$1,429

Critical Accounting Policies and Estimates

Our unaudited interim condensed consolidated financial statements and the related notes thereto included in this Report are prepared in accordance with U.S. GAAP. The preparation of interim condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operation, and cash flows will be affected. A summary of our critical accounting policies is presented in Note 2 Summary of Significant Accounting Policies to our unaudited interim condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q). There were no material changes to our critical accounting policies during the three months ended March 31, 2022. A summary of our critical accounting estimates was presented in our management’s discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting estimates during the three months ended March 31, 2022.

Going Concern Evaluation

Our unaudited interim condensed consolidated financial statements included elsewhere herein have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have financed our activities principally from the issuance of ordinary shares, and debt securities. We have experienced recurring losses since inception and expect to incur additional losses in the future in connection with research and development activities.

In the three months ended March 31, 2022, we raised net proceeds of $1.8 million through the sale of our common stock and as of March 31, 2022 we had $10.6 million of cash after funding net cash used in operations for the three month period ended March 31, 2022 of $3.6 million.

We believe that our existing cash as of March 31, 2022 will be sufficient to fund our operations through to April 2023 and that we will require additional capital to continue our operations and research and development activity thereafter.

There can be no assurance, however, that such financing will be available when needed, if at all, or on acceptable terms and conditions. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products, the quality of product development efforts, management of working capital, and the continuation of normal payment terms and conditions for purchase of services.

In order to address our capital needs, including our planned research and development activities and other expenditures, we are assessing options for financing our working capital requirements through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Adequate financing opportunities might not be available to us, when and if needed, on acceptable terms or at all.

If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, we will be forced to delay, reduce or eliminate some or all of its research and development programs and product portfolio expansion, which could adversely affect our operating results or business prospects. Although management continues to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. After considering the uncertainties, management consider it is appropriate to continue to adopt the going concern basis in preparing the consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon, and as of the date of, this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2022 were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Our risk factors are described in the “Risk Factors” section of our 2021 Form 10-K. Except as set forth below, there have been no material changes to the risk factors disclosed in the Form 10-K.

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

We have incurred recurring losses since inception and, as of March 31, 2022, had an accumulated deficit of $77.8 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products, and it is possible we will never achieve profitability. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2021. Future reports on our consolidated financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We believe that our existing cash as of March 31, 2022 will be sufficient to fund our operations through to April 2023 and that we will require additional capital to continue our operations and research and development activity thereafter. There can be no assurance, however, that such financing will be available when needed, if at all, or on acceptable terms and conditions. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products, the quality of product development efforts, management of working capital, and the continuation of normal payment terms and conditions for purchase of services.

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

The ongoing COVID-19 pandemic and a supply shortage experienced by the semiconductor industry have disrupted and will likely continue to disrupt normal business activity, and may have an adverse effect on our results of operations.

The global spread of COVID-19 and the efforts to control it have disrupted, and reduced the efficiency of, normal business activities in much of the world. The pandemic has resulted in authorities around the world implementing numerous unprecedented measures such as travel restrictions, quarantines, shelter in place orders, factory and office shutdowns and vaccine mandates. COVID-19 measures have impacted, and will likely continue to impact, our operations and those of our customers, contract manufacturers, suppliers and logistics providers. At the same time, and to some extent relatedly, the global silicon semiconductor industry is experiencing a shortage in supply and difficulties in ability to meet customer demand. In particular, the recent government-mandated COVID-19 containment measures in China have impacted supply shipments and created ongoing risk and uncertainty. These issues have led to an increase in lead-times of the production of semiconductor chips and components.

We have experienced, and expect to continue to experience, disruption to parts of our semiconductor supply chain, including procuring necessary components and inputs, such as wafers and substrates, in a timely fashion, with suppliers increasing lead times or placing products on allocation and raising prices. We have also incurred higher costs to secure available inventory, or have extended our purchase commitments or placed non-cancellable orders with suppliers, which introduces inventory risk if our forecasts and assumptions are inaccurate. In addition, disruptions to commercial transportation infrastructure have increased delivery times for materials and components to our facilities and, in some cases, our ability to timely ship our products to customers.

We believe the global supply chain challenges and their adverse impact on our business will persist and the degree to which the pandemic ultimately impacts our business and results of operations will depend on future developments beyond our control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2022, the Company sold an aggregate of 1,000,000 shares of common stock at a purchase price of $2.00 per share to Octopus Titan VCT plc and Octopus Investments Nominees. Such issuance was exempt from registration under 4(a)(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

On February 28, 2022, the Company issued 12,500 shares of common stock at a value of $3.50 per share to a consultant. Such issuance was exempt from registration under 4(a)(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

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

10.1

Subscription Agreement, dated January 27, 2022, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022)

10.2

Registration Rights Agreement, dated January 27, 2022, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2022)

10.3 * ∧ †	Renewal Lease by Reference of Lease of The Whole of the 8th Floor, Hexagon Tower, Manchester, M9 8GP, dated April 12, 2022, between AG Hexagon BV and SmartKem Limited

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

∧ Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed. The Registrant hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits to the SEC on a confidential basis upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 13, 2022

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Bahns
Name:	Robert Bahns
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)