Form 10-Q
period 2022-06-30
SmartKem, Inc.
filed 2022-08-22
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 22, 2022, there were 26,949,282 of the registrant’s shares of common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	June 30,	December 31,
	2022	2021
ASSETS	(UNAUDITED)

Current assets:
Cash and cash equivalents	$7,757	$12,226
Accounts receivable	4	—
Research and development tax credit receivable	1,505	1,070
Prepaid expenses and other current assets	1,815	802
Total current assets	11,081	14,098
Property, plant equipment, net of accumulated depreciation of $1,090 and $1,102	677	802
Right-of-use assets, net	549	154
Other assets	6	6
Total assets	$12,313	$15,060

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$1,190	$1,423
Current lease liabilities	208	87
Total current liabilities	1,398	1,510
Non-current lease liabilities	320	28
Total liabilities	1,718	1,538

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 26,949,282 and 25,554,309 shares issued and outstanding, at June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	92,612	89,954
Accumulated other comprehensive loss	(485)	(1,363)
Accumulated deficit	(81,535)	(75,072)
Total Stockholders’ equity	10,595	13,522

Total Liabilities and Stockholders’ Equity	$12,313	$15,060

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except number of shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$4	$—	$34	$—
Cost of revenue	2	—	25	—
Gross profit	2	—	9	—

Other operating income	294	256	578	688

Operating Expenses:
Research and development	1,344	1,355	2,802	5,369
Selling, general and administrative	1,370	1,345	2,611	5,328
Transaction expenses	—	16	—	1,329
Total operating expenses	2,714	2,716	5,413	12,026

Loss from operations	(2,418)	(2,460)	(4,826)	(11,338)

Non-operating (Expense)/Income
(Loss)/Gain on foreign currency transactions	(1,284)	57	(1,638)	(412)
Interest expense	—	—	—	(19)
Interest income	1	2	1	2
Total non-operating (expense)/income	(1,283)	59	(1,637)	(429)

Loss before income taxes	(3,701)	(2,401)	(6,463)	(11,767)
Income tax expense	—	—	—	—
Net loss	$(3,701)	$(2,401)	$(6,463)	$(11,767)

Net loss	$(3,701)	$(2,401)	$(6,463)	$(11,767)
Other comprehensive loss:
Foreign currency translation	722	15	878	33
Total comprehensive loss	$(2,979)	$(2,386)	$(5,585)	$(11,734)

Basic & diluted net loss per common share	$(0.13)	$(0.09)	$(0.23)	$(0.52)

Basic & diluted weighted average shares outstanding	28,751,365	27,066,385	28,595,550	22,733,033

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three and Six Months Ended June 30,

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2021	13,627,887	$1	$61,276	$(1,480)	$(57,946)	$1,851
Issuance of common shares due to exercise of stock-options	1,404,813	1	19	-	-	20
Stock-based compensation expense	-	-	6,020	-	-	6,020
Repurchase of common stock	(2,307,700)	-	-	-	-	-
Effect of reverse capitalization	2,500,000	-	-	-	-	-
Issuance of common shares to vendor	50,000	-	99	-	-	99
Issuance of common stock and warrants in private placement	10,162,000	1	24,637	-	-	24,638
Issuance costs related to common stock and warrants in private placement	-	-	(2,454)	-	-	(2,454)
Foreign currency translation adjustment	-	-	-	17	-	17
Net loss	-	-	-	-	(9,366)	(9,366)
Balance at March 31, 2021	25,437,000	3	89,597	(1,463)	(67,312)	20,825
Stock-based compensation expense	-	-	75	-	-	75
Issuance of common shares to vendor	25,000	-	50	-	-	50
Foreign currency translation adjustment	-	-	-	15	-	15
Net loss	-	-	-	-	(2,401)	(2,401)
Balance at June 30, 2021	25,462,000	$3	$89,722	$(1,448)	$(69,713)	$18,564

				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2022	25,554,309	$3	$89,954	$(1,363)	$(75,072)	$13,522
Stock-based compensation expense	-	-	98	-	-	98
Issuance of common shares to vendor	12,500	-	43	-	-	43
Issuance of common stock in private placement (note 13)	1,000,000	-	2,000	-	-	2,000
Issuance costs related to common stock in private placement	-	-	(160)	-	-	(160)
Foreign currency translation adjustment	-	-	-	156	-	156
Net loss	-	-	-	-	(2,762)	(2,762)
Balance at March 31, 2022	26,566,809	3	91,935	(1,207)	(77,834)	12,897
Stock-based compensation expense	-	-	97	-	-	97
Issuance costs related to common stock in private placement	-	-	(10)	-	-	(10)
Issuance of common shares to vendor	382,473	-	590	-	-	590
Foreign currency translation adjustment	-	-	-	722	-	722
Net loss	-	-	-	-	(3,701)	(3,701)
Balance at June 30, 2022	26,949,282	$3	$92,612	$(485)	$(81,535)	$10,595

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

]

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
		As restated
Cash flows from operating activities:
Net loss	$(6,463)	$(11,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	105	95
Common shares issued to vendor for services	633	107
Amortization of right of use asset	131	96
Stock-based compensation	195	6,095
Loss on foreign currency transactions	1,638	412
Change in operating assets and liabilities:
Accounts receivable, net	(6)	19
Research & development tax credit receivable	(578)	(499)
Prepaid expenses and other current assets	(1,057)	(901)
Accounts payable and accrued expenses	(134)	435
Lease liabilities	(115)	(120)
Other assets	—	(1)
Net cash used in operating activities	(5,651)	(6,029)

Cash flows from investing activities:
Purchases of property, plant and equipment	(58)	(121)
Net cash used by investing activities	(58)	(121)

Cash flows from financing activities:
Proceeds from term loan payable	—	738
Repayment of term loan payable	—	(738)
Proceeds from the issuance of common stock and warrants in private placement	—	24,638
Proceeds from the issuance of common stock in private placement	2,000	—
Payment of issuance costs	(170)	(2,454)
Proceeds from the exercise of stock options	—	20
Net cash provided by financing activities	1,830	22,204

Effect of exchange rate changes on cash	(590)	(387)

Net change in cash	(4,469)	15,667

Cash, beginning of period	12,226	764
Cash, end of period	$7,757	$16,431

Supplemental disclosure of cash and non-cash investing and financing activities
Cash paid for interest	$—	$19
Right of use asset and lease liability additions	$539	$86

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

Restatement of previously filed financial statements

The Company has determined that it made an error in the presentation and accounting of its consolidated statement of cash flows in the Company’s annual and interim consolidated financial statements during 2021 and 2022. The management of the company has assessed its accounting policies as well as the presentation and accounting for the gain and loss on foreign currency and has concluded that it was necessary to restate its previously issued financial statements for the correction of this error related to incorrect classification of gain and loss on foreign currency in effect of exchange rate changes on cash instead of including such non-cash unrealized gains and losses in cash flows from operating activities. The effect of this error was to overstate net cash used in operating activities and effect of exchange rate changes on cash by $412 thousand for the six months ended June 30, 2021, respectively. The errors and the required restatement had no effect on the Company’s cash flows from investing activities, financing activities, net changes in cash or cash and cash equivalents as of June 30, 2021 and had no impact on the Company’s consolidated balance sheet, statements of operations and comprehensive loss and statements of stockholders’ equity as of and for the three- and six-month periods ended June 30, 2021. The changes are presented below (in thousands):

For the Six Months Ended
June 30,
2021
Net cash used in operating activities as previously reported	$(6,441)
Adjustment for (Loss)/Gain on foreign currency transactions	412
Net cash used in operating activities as restated	$(6,029)

Effect of exchange rate changes on cash as previously reported	$25
Adjustment for (Gain)/Loss on foreign currency transactions	(412)
Effect of exchange rate changes on cash as restated	$(387)

Basis for Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting and are presented in thousands, except number of shares and per share data. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited interim condensed consolidated financial statements

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2021. The accompanying interim condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited interim condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Comprehensive loss of all periods presented is comprised primarily of net loss and foreign currency translation adjustments.

Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.

Since inception, we have incurred recurring losses including net losses of $3.7 million and $6.5 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022 we had an accumulated deficit of $81.5 million. The Company’s cash as of June 30, 2022 was $7.8 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products.

Management believes that the Company’s existing cash as of June 30, 2022 will be sufficient to fund the operations of the Company through to April 2023 and that the Company will require additional capital to continue its operations and research and development activity thereafter.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of non-collection. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for doubtful accounts would be required. There was no allowance for doubtful accounts recorded as of June 30, 2022 and December 31, 2021.

Impairment of Long-Lived Assets

Management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. If the carrying amount is greater than the undiscounted cash flows, the carrying amount of the asset is reduced to the asset’s fair value. An impairment loss is recognized immediately as an operating expense in the condensed consolidated statements of operations. Reversal of previously recorded impairment losses are prohibited. As of June 30, 2022 and December 31, 2021, Company’s management believed that no revision to the remaining useful lives or impairment of the Company’s long-lived assets was required.

Warrants

The accounting treatment of warrants issued is determined pursuant to the guidance provided by ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, as applicable. Each feature of a

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

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

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

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

The Company derives its revenues primarily from sales of TRUFLEX® inks and demonstrator units to customers evaluating organic semiconductor technology. The transaction price is stated in each customer agreement and is allocated to a single performance obligation. Revenue is recognized upon shipment of each consignment of inks or each demonstrator, at a point in time. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. Costs incurred to obtain a contract will be expensed as incurred when the amortization period is less than a year.

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

For the three months ended June 30, 2022 and 2021, the Company recorded grant income and research & development tax credits of $294 thousand and $256 thousand, respectively, and $578 thousand and $688 thousand for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, and December 31, 2021, the Company had receivables related to research & development tax credits for payments not yet received of $1,505 thousand and $1,070 thousand, respectively.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Share-based compensation

All share-based payments, including grants of stock options, are measured based on the fair value of the share-based awards at the grant date and recognized over their respective vesting periods. Outstanding options generally expire 10 years after the grant date. The Company has issued options that vest based on service requirements and options become exercisable when service requirements are met. Due to the Exchange, all options outstanding immediately prior to the event with a performance obligation requirement became vested and exercisable.

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

Foreign Currency Transactions

The company measures foreign currency denominated monetary assets and liabilities using exchange rates in effect at the end for the period.  Transaction gains and losses are included in net loss.  Foreign exchange losses, primarily driven by foreign exchange revaluation of our dollar borrowings held by non-dollar group undertakings, were $1,284 thousand and $1,638 thousand for the three- and six-month periods ended June 30, 2022, respectively. Foreign exchange gains were $57 thousand and foreign exchanges losses were $412 thousand for the three-and six-month periods ended June 30, 2021, respectively.

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

As of June 30, 2022 and December 31, 2021, there were no accruals for uncertain tax positions.

Contingent Liabilities

A provision for contingent liabilities is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The Company is a party to certain litigation and disputes arising in the normal course of business. As of June 30, 2022, the Company does not expect that such matters will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Offering Costs

Direct and incremental legal and accounting costs associated with the Company’s issuance of common stock and warrants are deferred and classified as a component of other assets on the condensed consolidated balance sheet until completion of the issuance. Upon completion of the issuance, deferred offering costs are reclassified from other assets to equity and recorded against the net proceeds received in the issuance. For the six months ended June 30, 2022 and 2021 respectively, $170 thousand and $2,454 thousand of offering costs were recorded in additional paid-in capital. No offering costs were deferred as of both June 30, 2022 and December 31, 2021.

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

The Company has 2,168,000 pre-funded common stock warrants outstanding as of June 30, 2022, which became exercisable on April 24, 2021 based on terms and conditions of the agreements. As the pre-funded common stock warrants are exercisable for $0.01, these shares are considered outstanding common shares and included in computation of basic and diluted Earnings Per Share as the exercise of the pre-funded common stock warrants is

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

virtually assured. The Company included these pre-funded common stock warrants in basic and diluted earnings per share when all conditions were met on April 24, 2021.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	June 30,
	2022	2021
Options	1,937,382	1,596,562
Warrants	985,533	985,533
Total	2,922,915	2,582,095

Recent Accounting Pronouncements Adopted

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2021-04, Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options" ("ASU 2021-04"), which introduces a new way for companies to account for warrants either as stock compensation or derivatives. Under the new guidance, if the modification does not change the instrument's classification as equity, the company accounts for the modification as an exchange of the original instrument for a new instrument. In general, if the fair value of the "new" instrument is greater than the fair value of the "original" instrument, the excess is recognized based on the substance of the transaction, as if the issuer has paid cash. The effective date of the standard is for interim and annual reporting periods beginning after December 15, 2021 for all entities, and early adoption is permitted. The Company adopted ASU 2021-04 on January 1, 2022. As a result of Management’s evaluation, the adoption of ASU 2021-04 did not have a material impact on the consolidated financial statements.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2022	2021
Prepaid service charges and property taxes	$83	$58
Prepaid utilities	31	51
Prepaid insurance	633	412
Prepaid administrative expenses	55	63
Prepaid technical fees	212	141
Prepaid consulting fees	629	27
VAT receivable	141	50
Other Receivable and other prepaid expenses	31	—
Total prepaid expenses and other current assets	$1,815	$802

As of June 30, 2022 and December 31, 2021, there was $191 thousand and $217 thousand respectively, of non-current prepaid insurance related to directors’ and officers’ liability insurance that was included in the amounts above.

4.    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2022	2021
Plant and equipment	$1,523	$1,633
Furniture and fixtures	220	245
Computer hardware and software	24	26
	1,767	1,904
Less: Accumulated depreciation	(1,090)	(1,102)
Property, plant and equipment, net	$677	$802

Depreciation expense was $51 thousand and $47 thousand for the three months ended June 30, 2022 and 2021, respectively, and $105 thousand and $95 thousand for the six months ended June 30, 2022 and 2021, respectively and is classified as research and development expense.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2022	2021
Accounts payable	$457	$510
Accrued expenses – lab refurbishments	118	131
Accrued expenses – technical fees	58	66
Accrued expenses – variable rent & utilities	9	20
Accrued expenses – audit & accounting fees	167	191
Accrued expenses – other	67	112
Credit card liabilities	34	10
Payroll and social security liabilities	280	383
Total accounts payable and accrued expenses	$1,190	$1,423

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

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

There was no sublease rental income for the three and six months ended June 30, 2022 and 2021. The Company is not the lessor in any lease agreement, and no related party transactions for lease arrangements have occurred.

The table below presents certain information related to the lease costs for the Company’s operating and finance leases for the periods ended:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$68	$52	$131	$99
Short-term lease cost	2	13	4	26
Variable lease cost	41	64	95	98
Total lease cost	$111	$129	$230	$223

The total lease cost is included in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$105	$120	$218	$207
Selling, general and administrative	6	9	12	16
Total lease cost	$111	$129	$230	$223

Right of use lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	June 30,	December 31,
	2022	2021
Assets
Operating lease right of use assets	$549	$154
Total lease assets	$549	$154
Liabilities
Current liabilities:
Operating lease liability – current portion	$208	$87
Noncurrent liabilities:
Operating lease liability, net of current portion	320	28
Total lease liabilities	$528	$115

The Company had no right of use lease assets and lease liabilities for financing leases as of June 30, 2022 and December 31, 2021.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

The table below presents certain information related to the cash flows for the Company’s operating leases for the periods ended:

	For the Six Months Ended June 30,
	2022	2021
Operating cash outflows from operating leases	$115	$120
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right of use assets	$539	$86

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating and finance leases as of the period ended:

	For the Six Months Ended June 30,
	2022	2021
Weighted average remaining lease term (in years) – operating leases	2.66	1.10
Weighted average discount rate – operating leases	7.64%	6.12%

Undiscounted operating lease liabilities as of June 30, 2022, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows:

As of
June 30,
2022
2022	$137
2023	220
2024	219
2025	9
2026	—
Thereafter	—
Total undiscounted lease payments	585
Less imputed interest	(57)
Total net lease liabilities	$528

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

For six months ended June 30, 2021, the Company incurred an effective interest rate of 26.20% relating to notes payable. The interest expense recognized based on the debt’s effective interest rate for six months ended June 30, 2021, was $19 thousand.

There were no notes payable outstanding during the six months ended June 30, 2022 and no associated interest expense during the period.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

8.    COMMITMENTS AND CONTINGENCIES:

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material effect on the financial statements.

Capital expenditure commitments and unconditional purchase obligations contracted for but not yet incurred as of June 30, 2022, totaled $1,087 thousand and primarily consists of purchase commitments in the normal course of business for research & development services, communications infrastructure and administrative services.

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

Common shares issued to vendor for services

On May 27, 2022, the Company issued 22,473 shares of common stock as payment for investor relations services.

On June 29, 2022, the Company issued 360,000 shares of common stock as payment for a one-year internet advertising contract.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms, and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.

Common Stock Warrants

On February 23, 2021, a total of 985,533 fully vested common stock warrants were issued to a vendor for financial advisory services provided in connection with the sale of the Company’s common stock. The common stock warrants are exercisable at a per share price of $2.00 until they expire on February 23, 2026. During the six months ended June 30, 2022 and 2021, respectively, no warrants issued to vendors for financial advisory services were exercised. The grant date fair value for these warrants of $0.91 per warrant for a total fair value of $896 thousand, was determined using the Black-Scholes options valuation model. The Company recorded the warrants at fair value, as both an increase and decrease in additional paid-in capital during the six months ended June 30, 2021. There were no warrants issued during the three and six months ended June 30, 2022.

A summary of the Company’s warrants to purchase common stock activity is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Warrants outstanding at January 1, 2022	985,533	$2.00	4.15
Exercised	—	—	—
Forfeited or Expired	—	—	—
Granted	—	-	—
Warrants outstanding at June 30, 2022	985,533	$2.00	3.65

On February 23, 2021, a total of 2,168,000 pre-funded common stock warrants were issued to investors with an exercise price of $0.01 per share for total proceeds to the Company of $4,314 thousand. During the three and six months ended June 30, 2022, no warrants issued to investors were exercised. The grant date fair value for these warrants of $1.99 is based on the stock price at issuance date of $2.00 less the exercise price of $0.01. The pre-funded common stock warrants have no expiration date and terminate upon exercise.

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

Weighted-
Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2022	2,168,000	$0.01
Exercised	—	—
Forfeited or Expired	—	—
Granted	—
Pre-funded warrants outstanding at June 30, 2022	2,168,000	$0.01

The grant date fair value of common stock warrants is determined using the Black Scholes option-pricing model. There was no public trading market for our shares before February 2022 and the Company estimates its expected stock volatility based on historical volatility of publicly traded peer companies. The Company did not issue any warrants in the six months ended June 30, 2022.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

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

No options were awarded during the three and six months ended June 30, 2022.

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

The Company estimates its expected volatility by using a combination of historical share price volatilities of similar companies within our industry. The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s options on a grant date. The expected option term assumption is the contractual term, as the service period is implied under the practical expedient since the Company does not have

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

sufficient exercise history to estimate expected term of its historical option awards. The following table reflects share activity under the share option plans for six months ended June, 2022:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-	Aggregate
		Average	Contractual	Average	Intrinsic
	Number of	Exercise	Term	Fair Value at	Value
	Shares	Price	(Years)	Grant Date	(in thousands)
Options outstanding at January 1, 2022	1,953,882	$1.72323	9.31	$1.12355
Exercised	—	—
Cancelled	—	—
Forfeited	(16,500)	2.00000
Granted	—	—
Options outstanding at June 30, 2022	1,937,382	$1.72087	8.81	$1.12553
Options exercisable at June 30, 2022	708,624	$1.23685	8.71		$541
Vested and expected to vest after June 30, 2022	1,937,382	$1.72087	8.81		$541

As of June 30, 2022, there were 708,624 exercisable options outstanding.

Stock-based compensation, including stock options and warrants is included in the unaudited interim condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$38	$24	$78	$2,931
Selling, general and administrative	59	51	117	3,164
Total	$97	$75	$195	$6,095

Total compensation cost related to non-vested stock option awards not yet recognized as of June 30, 2022 was $1,122 thousand and will be recognized on a straight-line basis through the end of the vesting periods in September 2025. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

11.    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses are comprised of the following items:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Salaries and benefits	$504	$507	$1,005	$4,242
Rent and property tax (benefit)/expense	(12)	3	16	16
Insurance	165	172	331	253
Utilities	1	1	2	2
Sales and marketing	247	83	434	105
Legal and professional fees	449	569	738	691
Other selling, general, and administrative expenses	16	10	85	19
Total	$1,370	$1,345	$2,611	$5,328

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

12.    DEFINED CONTRIBUTION PENSION:

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Pension cost is included in the unaudited interim condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$26	$24	$53	$48
Selling, general and administrative	13	9	27	17
Total pension cost	$39	$33	$80	$65

As of June 30, 2022 and December 31, 2021 there were no amounts owed to the pension scheme.

13.    RELATED PARTY TRANSACTIONS:

In addition to transactions and balances related share-based compensation to officers and directors, the Company incurred expenses of $29 thousand and $18 thousand, for the three months ended June 30, 2022 and 2021, respectively, and $47 thousand and $25 thousand, for the six months ended June 30, 2022 and 2021 due to reimbursement of expenses and compensation for members of the Board of Directors. These expenses are recorded in selling, general & administrative in the unaudited interim condensed consolidated statements of operations. As of both June 30, 2022 and December 31, 2021, there was $18 thousand payable to members of the Board of Directors that are recorded in accounts payable and accrued expenses on the unaudited interim condensed consolidated balance sheets.

Octopus Share Purchase

On January 27, 2022, we sold an aggregate of 1,000,000 shares of our common stock at a purchase price of $2.00 per share to Octopus Titan VCT plc and Octopus Investments Nominees Limited in accordance with the Letter Agreement, dated as of February 23, 2021, between the Company and Octopus Titan VCT plc and certain related parties.

14.    SUBSEQUENT EVENTS:

During July 2022, the Company issued a further 225,700 EMI options, 150,000 ISO options and 92,300 NQSO options to employees and directors under the 2021 plan. The options vest over a period of four years, expire on the tenth anniversary of the grant date and have an exercise price of $2.00 per share.

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

These forward-looking statements include, but are not limited to, statements about:

●	the implementation of our business model and strategic plans for our business, technologies and products;
●	the rate and degree of market acceptance of any of our products or organic semiconductor technology in
●	general, including changes due to the impact of (i) new semiconductor technologies, (ii) the performance of organic semiconductor technology, whether perceived or actual, relative to competing semiconductor materials, and (iii) the performance of our products, whether perceived or actual, compared to competing silicon-based and other products;
●	the timing and success of our, and our customers’, product releases;
●	our ability to develop new products and technologies;
●	our estimates of our expenses, ongoing losses, future revenue and capital requirements, including our our needs for additional financing;

●	our ability to obtain additional funds for our operations and our intended use of any such funds;
●	our ability to become listed and remain eligible on an over-the-counter quotation system;
●	our receipt and timing of any royalties, milestone payments or payments for products, under any current or future collaboration, license or other agreements or arrangements;
●	our ability to obtain and maintain intellectual property protection for our technologies and products and our ability to operate our business without infringing the intellectual property rights of others;
●	the strength and marketability of our intellectual property portfolio;
●	our dependence on current and future collaborators for developing, manufacturing or otherwise bringing our products to market;
●	the ability of our third-party supply and manufacturing partners to meet our current and future business needs;
●	our exposure to risks related to international operations;
●	our dependence on third-party fabrication facilities;
●	the impact of the COVID-19 pandemic and any future communicable disease outbreak on our business and operations;
●	our relationships with our executive officers, directors and significant stockholders;
●	our expectations regarding our classification as a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and an “emerging growth company” under the JOBS Act (as defined below) in future periods;
●	our future financial performance;

●	the competitive landscape of our industry;
●	the impact of government regulation and developments relating to us, our competitors or our industry;
●	the restatement of previously issued financial statements;
●	the identified material weaknesses in our internal control over financial reporting and our ability remediate those material weaknesses; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Our loss before income taxes was $3.7 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively and $6.5 million and $11.8 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, our accumulated deficit was $81.5 million. Substantially all our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.

Recent Developments

Octopus Share Purchase

On January 27, 2022, we sold an aggregate of 1,000,000 shares of our common stock at a purchase price of $2.00 per share to Octopus Titan VCT plc and Octopus Investments Nominees Limited in accordance with the Letter Agreement, dated as of February 23, 2021, between the Company and Octopus Titan VCT plc and certain related parties.

Joint Development Agreements

In February 2022, we entered into a joint development agreement with Nanosys Inc., a leader in developing and delivering quantum dot and micro-LED technology. Under this agreement the two parties will work together on a new generation of low-cost solution printed micro-LED and quantum dot materials for advanced displays.

In April 2022, we entered into a joint development agreement with a leading LED manufacturer to develop prototype mini-LED and micro-LED displays driven by OTFTs made from our TRUFLEX® inks.

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

The following information has been adjusted to reflect the restatement of our financial statements as described under the heading Restatement of Previously Issued Financial Statements in Note 1 Business and Basis of Preparation in the Notes to Financial Statements of this Quarterly Report.

Comparison of Loss from Operations for the three month-periods ended June 30, 2022 and 2021

Our results of operations for the three month-periods ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Increase (Decrease)
US$000	2022	2021	Amount	Percentage
Revenue	$4	$—	$4	100%
Cost of revenue	2	—	2	100%
Gross Profit	2	—	2	100%
Other operating income	294	256	38	15%
Operating expenses
Research and development	1,344	1,355	(11)	(1)%
Selling, general and administrative	1,370	1,345	25	2%
Transaction expenses	—	16	(16)	(100)%
Total operating expenses	2,714	2,716	(2)	(0)%
Loss from operations	$(2,418)	$(2,460)	$42	(2)%

Revenue and Cost of Revenue

Revenues were $4 thousand in the three months ended June 30, 2022, compared with none in the same period of 2021. Revenue in the first quarter of 2022 resulted from the sale of TRUFLEX® materials.

Cost of revenue was $2 thousand in the three months ended June 30, 2022, compared with none in the same period of 2021. Cost of revenue resulted from the sale of the materials described above.

Other operating income

	Three Months Ended June 30,		Increase (Decrease)		% of total	% of total
US$000	2022	2021	Amount	Percentage	2022	2021
Research & development tax credit	$294	$251	$43	17%	100%	98%
Research & development grants	—	2	(2)	(100)%	0%	1%
Other grants	—	3	(3)	(100)%	0%	1%
Total other operating income	$294	$256	$38	15%	100%	100%

Other Operating Income was $294 thousand in the three months ended June 30, 2022, compared to $256 thousand in the same period of 2021, an increase of $38 thousand, or 15%. The increase resulted primarily from an increase in research and development tax credits resulting from a higher level of eligible expenditure compared to the comparable period of 202

Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)		% of total	% of total
US$000	2022	2021	Amount	Percentage	2022	2021
Research and development	$1,344	$1,355	$(11)	(1)%	50%	50%
Selling, general and administrative	1,370	1,345	25	2%	50%	50%
Transaction expenses	—	16	(16)	(100)%	0%	0%
Total operating expenses	$2,714	$2,716	$(2)	(0)%	100%	100%

Operating expenses of $2.7 million for the three months ended June 30, 2022 are consistent with those for the equivalent period of 2021.

Research and development expense, which represents 50% and 50% of our total operating expenses for the three months ended June 30, 2022 and 2021, respectively, remained at $1.3 million for the quarter as we further developed core materials and fabricated demonstrator devices to promote our technology to prospective customers and partners.

Selling, general and administrative expense, which represents 50% and 50% of our total operating expenses for the three months ended June 30, 2022 and 2021, respectively, remained at $1.4 million for the quarter.

Non-operating (expense)/income

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	Percentage
Loss from operations	$(2,418)	$(2,460)	$42	(2)%
Non-operating (Expense)/Income
(Loss)/gain on foreign currency transactions	(1,284)	57	(1,341)	(2,353)%
Interest expense	—	—	—	—%
Interest income	1	2	(1)	(50)%
Total non-operating (expense)/income	(1,283)	59	(1,342)	(2,275)%
Loss before income taxes	(3,701)	(2,401)	(1,300)	54%
Income tax expense	—	—	—	—
Net Loss	$(3,701)	$(2,401)	$(1,300)	54%

Non-operating expenses for the three months ended June 30, 2022 increased $1.3 million, or 2,275%, to $1.3 million, compared to income of $59 thousand for the three months ended June 30, 2021, as a result of higher losses on foreign currency transactions due to fluctuations in U.S. dollar/U.K. pound value arising from transactions denominated in foreign currencies and the translation of foreign currency denominated balances on intra-group loans.

Loss before income taxes was $3.7 million for the three months ended June 30, 2022, an increase of $1.3 million, or 54%, compared to $2.4 million for the three months ended June 30, 2021. The increase in loss before income taxes was attributable to the higher non-operating expenses as described in the preceding paragraphs.

Comparison of Loss from Operations for the six month-periods ended June 30, 2022 and 2021

Our results of operations for the six month-periods ended June 30, 2022 and 2021 are as follows:

	Six Months Ended		Increase (Decrease)
	June 30,	June 30,
US$000	2022	2021	Amount	Percentage
Revenue	$34	$—	$34	—%
Cost of revenue	25	—	25	—%
Gross Profit	9	—	9	—%
Other operating income	578	688	(110)	(16)%

Research and development	2,802	5,369	(2,567)	(48)%
Selling, general and administrative	2,611	5,328	(2,717)	(51)%
Transaction expenses	—	1,329	(1,329)	(100)%
Total operating expenses	5,413	12,026	(6,613)	(55)%
Loss from operations	$(4,826)	$(11,338)	$6,512	(57)%

Revenue and Cost of Revenue

Revenues were $34 thousand in the six months ended June 30, 2022, compared with none in the same period of 2021. Revenue in the first quarter of 2022 resulted from sales of TRUFLEX® materials.

Cost of revenue was $25 thousand in the six months ended June 30, 2022, compared with none in the same period of 2021. Cost of revenue resulted from the sale of the materials described above.

Other operating income

	Six Months Ended June 30,		Increase (Decrease)		% of total	% of total
US$000	2022	2021	Amount	Percentage	2022	2021
Research & development tax credit	$578	$499	$79	16%	100%	73%
Research & development grants	—	181	(181)	(100)%	0%	26%
Other grants	—	8	(8)	(100)%	0%	1%
Total other operating income	$578	$688	$(110)	(16)%	100%	100%

Other Operating Income was $578 thousand in the six months ended June 30, 2022, compared to $688 thousand in the same period of 2021, a decrease of $110 thousand, or 16%. The decrease resulted primarily from the absence of research and development grants in the first three months of 2022, partially offset by an increase in research and development tax credits. In the first quarter of 2021, we received $179 thousand in research and development funding for our work on the “SmartLight” project that successfully demonstrated OTFT mini-LED backlights for displays with improved light uniformity and lower defects. The increase in research and development tax credits in the two quarters of 2022 resulted from a higher level of eligible expenditure compared to the comparable period of 2021.

Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)		% of total	% of total
US$000	2022	2021	Amount	Percentage	2022	2021
Research and development	$2,802	$5,369	$(2,567)	(48)%	52%	45%
Selling, general and administrative	2,611	5,328	(2,717)	(51)%	48%	44%
Transaction expenses	—	1,329	(1,329)	(100)%	0%	11%
Total operating expenses	$5,413	$12,026	$(6,613)	(55)%	100%	100%

Operating expenses decreased $6.6 million, or 55%, to $5.4 million for the six months ended June 30, 2022, compared to $12.0 million for the comparable period of 2021.

Research and development expense, which represents 52% and 45% of our total operating expenses for the six months ended June 30, 2022 and 2021, respectively, decreased by $2.6 million to $2.8 million for the period, primarily due to a $2.9 million decrease in stock compensation expense, partially offset by a $0.3 million increase in expenses incurred in further developing core materials and in fabricating demonstrator devices to promote our technology to prospective customers and partners.

Selling, general and administrative expense, which represents 48% and 44% of our total operating expenses for the six months ended June 30, 2022 and 2021, respectively decreased by $2.7 million to $2.6 million for the period. This decrease was mainly due to a $3.0 million decrease in stock compensation expense offset by $0.3 million additional expense from the additional legal, accounting and insurance expenses of operating as a public company and from increased marketing and related expenses promoting our products.

Transaction costs of $1.3 million associated with the Exchange were incurred in the six-month period ended June 30, 2021. The Exchange was consummated during the first quarter of 2021 and no significant additional Exchange-related expenses were recorded thereafter.

Non-operating (expense)/income

	Six Months Ended		Increase (Decrease)
	June 30,	December 31,
	2022	2021	Amount	Percentage
Loss from operations	$(4,826)	$(11,338)	$6,512	(57)%
Non-operating (Expense)/Income
Loss on foreign currency transactions	(1,638)	(412)	(1,226)	298%
Interest expense	—	(19)	19	(100)%
Interest income	1	2	(1)	(50)%
Total non-operating expense	(1,637)	(429)	(1,208)	282%
Loss before income taxes	(6,463)	(11,767)	5,304	(45)%
Income tax expense	—	—	—	—
Net Loss	$(6,463)	$(11,767)	$5,304	(45)%

Non-operating expenses for the six months ended June 30, 2022 increased by $1.2 million, or 282%, to $1.6 million, compared to $429 thousand for the six months ended June 30, 2021, as a result of higher losses on foreign currency transactions due to fluctuations in U.S. dollar/U.K. pound value arising from transactions denominated in foreign currencies and the translation of foreign currency denominated balances on intra-group loans.

Loss before income taxes was $6.5 million for the six months ended June 30, 2022, a decrease of $5.3 million, or 45%, compared to $11.8 million for the six months ended June 30, 2021. The decrease in loss before income taxes was attributable to the lower research and development expense and the lower selling, general and administrative expense, offset by higher non-operating expense as described in the preceding paragraphs.

Liquidity and Capital Resources

To date, we have funded our liquidity and capital requirements primarily with proceeds from the private sale of our equity and debt securities and borrowing against our research and development credits. On January 27, 2022, we sold an aggregate of 1,000,000 shares of our common stock to existing investors at a price of $2.00 per share for total gross proceeds of $2.0 million. As of June 30, 2022, our cash and cash equivalents were $7.8 million compared with $12.2 million as of December 31, 2021.

We believe that our existing cash as of June 30, 2022 will be sufficient to fund our operations through to April 2023 if we continue to spend as forecasted to, and that we will require additional capital to continue our operations and research and development activity thereafter.

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

The following table shows a summary of our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended		Increase (Decrease)
	June 30,	June 30,
US$000	2022	2021	Amount	Percentage
		As restated
Net cash used in operating activities	$(5,651)	$(6,029)	$378	(6)%
Net cash used by investing activities	(58)	(121)	63	(52)%
Net cash provided by financing activities	1,830	22,204	(20,374)	(92)%
Effect of exchange rate changes on cash	(590)	(387)	(203)	52%
Net change in cash	(4,469)	15,667	(20,136)	(129)%
Cash, beginning of period	12,226	764	11,462	1,500%
Cash, end of period	$7,757	$16,431	$(8,674)	(53)%

Operating Activities

Net cash used in operating activities was $5.6 million for the six months ended June 30, 2022, compared to $6.0 million for the six months ended June 30, 2021, a decrease of $0.4 million, or 6%. The decrease resulted primarily from lower supplier payments as transaction expenses were largely settled in the six months ended June 30, 2021 offset by higher payroll payments in 2022 reflecting increases in headcount to support our sales and marketing activities and to operate as a public company.

Investing Activities

Net cash used in investing activities was $58 thousand for the six months ended June 30, 2022, compared to $121 thousand in the corresponding period of 2021. Net cash used in investing activities in the 2022 period resulted from purchase of laboratory and capital equipment to support our increasing research and development activity. In the future, we expect to continue to incur additional capital expenditures to support our research and development activities and wider business operations.

Financing Activities

Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2022, compared to $22.2 million in the corresponding period of 2021, a decrease of $20.4 million, or 92%. During the first half of 2022, we consummated a private placement of our common stock resulting in net proceeds of $1.8 million. In connection with the Exchange in February 2021, we consummated a private placement resulting in net cash of $22.2 million in the first half of 2021.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and purchase commitments in the normal course of business for research & development facilities and services, communications infrastructure and administrative services. These will be funded from the company’s cash balances and working capital.

	Payments Due by Period
US$(000)	2022	2023	2024	2025	Total
Operating lease obligations	$137	$220	$219	$9	$585
Purchase obligations	502	523	62	-	1,087
	$639	$743	$281	$9	$1,672

Critical Accounting Policies and Estimates

Our unaudited interim condensed consolidated financial statements and the related notes thereto included in this Report are prepared in accordance with U.S. GAAP. The preparation of interim condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operation, and cash flows will be affected. A summary of our critical accounting policies is presented in Note 2 Summary of Significant Accounting Policies to our unaudited interim condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q). There were no material changes to our critical accounting policies during the three and six months ended June 30, 2022. A summary of our critical accounting estimates was presented in our management’s discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting estimates during the three and six months ended June 30, 2022.

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

In the six months ended June 30, 2022, we raised net proceeds of $1.8 million through the sale of our common stock. As of June 30, 2022 we had $7.8 million of cash after funding net cash used in operations for the six month period ended June 30, 2022 of $5.6 million, $2.4 million of which was used in operation for the three months ended June 30, 2022.

We believe that our existing cash as of June 30, 2022 will be sufficient to fund our operations through to April 2023 and that we will require additional capital to continue our operations and research and development activity thereafter.

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

Constant Currency

Changes in our financial results include the impact of changes in foreign currency exchange rates. For the three and six-month periods ended June 30, 2022 and 2021, we did not include the impact of constant currency within this Quarterly Report on Form 10-Q as foreign exchange did not have a significant impact on our reported USD amounts for these periods.

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

The Company has determined that it made an error in the presentation and accounting of its consolidated statement of cash flows in the Company’s annual and interim consolidated financial statements during 2021 and 2022. The management of the company has assessed its accounting policies as well as the presentation and accounting for the gain and loss on foreign currency and has concluded that it was necessary to restate its previously issued financial statements for the correction of this error related to incorrect classification of gain and loss on foreign currency in effect of exchange rate changes on cash instead of including such non-cash unrealized gains and losses in cash flows from operating activities. The effect of this error was to overstate net cash used in operating activities and effect of exchange rate changes on cash by $ 412 thousand for the six months ended June 30, 2021, respectively. The errors and the required restatement had no effect on the Company’s cash flows from investing activities, financing activities, net changes in cash or cash and cash equivalents as of June 30, 2021 and had no impact on the Company’s consolidated balance sheet, statements of operations and comprehensive loss and stockholders’ equity as of and for the three- and six-month periods ended June 30, 2021.

As a result, we determined that there was a material error in the cash flow statement that required a restatement of the financial statement for the fiscal year ended December 31, 2021 and to our Form 10-Qs for the periods ended September 30, 2021 and March 31, 2022 (including comparative information for March 31, 2021) to restate the previously issued financial statements, with comparatives for June 30, 2021 restated in this Form 10-Q for the period ended June 30, 2022. This was due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the cash flow statement. Accordingly, management has determined that this control deficiency constitutes a material weakness and, as a result, management has concluded that, as of June 30, 2022, our internal control over financial reporting was not effective based on the criteria in Internal Control Integrated Framework (2013) issued by the COSO.

Based upon, and as of the date of, this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2022 were not effective.

Remediation Plan for Material Weakness

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness. The remediation plan includes enhancement of our existing monitoring and review controls over the preparation of financial statements, including designing and documenting additional procedures, reconciliations and analysis to evaluate and monitor presentation of the cash flow statement. We can provide no assurance that our remediation efforts described herein will be successful and that we will not have material weaknesses in the future.

Under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal controls during the period ending December 31, 2022.

Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

Other than the material weakness discussed above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Form 10-Q, we plan to enhance our existing monitoring and review controls over the preparation of financial statements.

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

We have incurred recurring losses since inception and, as of June 30, 2022, had an accumulated deficit of $81.5 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products, and it is possible we will never achieve profitability. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2021. Future reports on our consolidated financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We believe that our existing cash as of June 30, 2022 will be sufficient to fund our operations through to April 2023 and that we will require additional capital to continue our operations and research and development activity thereafter. There can be no assurance, however, that such financing will be available when needed, if at all, or on acceptable terms and conditions. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products, the quality of product development efforts, management of working capital, and the continuation of normal payment terms and conditions for purchase of services.

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

We identified a material weakness in connection with our internal financial reporting controls. Although we are taking steps to remediate this material weakness, there is no assurance we will be successful in doing so in a timely manner, or at all, and we may identify other material weaknesses.

In August 2022, the Company determined that it made an error in the presentation and accounting of its consolidated statement of cash flows in the Company’s annual and interim consolidated financial statements during 2021 and 2022. The effect of this error was to overstate net cash used in operating activities for each reported period. The error and the required restatement had no effect on the Company’s cash flow from investing activities, financing activities, net change in cash or cash and cash equivalents as of the reporting date and had no impact on the Company’s consolidated balance sheet, statements of operations and comprehensive loss and the statements of equity.

As a result, we determined that there was a material error in the cash flow statement that required a restatement of the financial statements for the fiscal year ended December 31, 2021 and to our Form 10-Qs for the periods ended September 30, 2021 and March 31, 2022 (including comparative information for March 31, 2021) to restate the previously issued financial statements, with comparatives for June 30, 2021 restated in this Form 10-Q for the period ended June 30, 2022. This was due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the cash flow statement. Accordingly, management has determined that this control deficiency constitutes a material weakness and, as a result, management has concluded that, as of June 30, 2022, our internal control over financial reporting was not effective based on the criteria in Internal Control Integrated Framework (2013) issued by the COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reporting. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we are not able to comply with the requirements of the Sarbanes-Oxley Act or if we are unable to maintain effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements or guarantee that information required to be disclosed by us in the reports that we file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Any failure of our internal control over financial reporting or disclosure controls and procedures could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.

We can give no assurance that the measures we are taking and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 27, 2022, the Company issued 22,473 shares of common stock at a value of $2.225 per share to a consultant. Such issuance was exempt from registration under 4(a)(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

On June 29, 2022, the Company issued 360,000 shares of common stock at a value of $2.00 per share to a consultant. Such issuance was exempt from registration under 4(a)(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

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

Date: August 22, 2022

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Bahns
Name:	Robert Bahns
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)