Form 10-Q/A
period 2021-09-30
SmartKem, Inc.
filed 2022-08-23
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of November 11, 2021, there were 25,541,809 of the registrant’s shares of common stock outstanding.

EXPLANATORY NOTE

SmartKem, Inc. (the “Company”) hereby amends its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”), as set forth in this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A” or “Amended Quarterly Report”), to restate its financial statements and related disclosures as of and for the quarter ended September 30, 2021.

Restatement Background

The Company has determined that it made an error in the presentation and accounting of its consolidated statement of cash flows in the Company’s annual and interim consolidated financial statements during 2021 and 2022. The management of the Company has assessed its accounting policies as well as the presentation and accounting for gain and loss on foreign currency and has concluded that it was necessary to restate its previously issued financial statements for the correction of this error related to incorrect classification of gain and loss on foreign currency in effect of exchange rate changes on cash instead of including such non-cash unrealized gains and losses in cash flows from operating activities. The effect of this error was to overstate net cash used in operating activities and effect of exchange rate changes on cash by $799 thousand for the nine months ended September 30, 2021. The error and the required restatement had no effect on the Company’s cash flows from investing activities, financing activities, net changes in cash or cash and cash equivalents as of September 30, 2021 and also had no impact on the Company’s consolidated balance sheet, statements of operations and comprehensive loss and stockholders’ equity for the three and nine-month periods ended September 30, 2021.

       This Amended Quarterly Report sets forth the Original Quarterly Report, as modified and superseded where necessary to reflect the restatement and the related internal control considerations. Accordingly, the following items included in the Original Quarterly Report have been amended:

                •    Part I, Item 1, Financial Statements

                •    Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

                •    Part I, Item 4, Controls and Procedures

•    Part II, Item 1A, Risk Factors

       •    Part II, Item 6, Exhibits

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company is also including with this Amended Quarterly Report currently dated certifications of the Company's Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, 32.1 and 32.2). Except as discussed above and as further described in Note 1 in the Notes to Condensed Financial Statements, the Company has not modified or updated disclosures presented in this Amended Quarterly Report. Accordingly, the Amended Quarterly Report does not reflect events occurring after the Original Quarterly Report or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Quarterly Report.

       As a result of the restatement, the Company has concluded there was a material weakness in its internal control over financial reporting as of September 30, 2021, and its disclosure controls and procedures were not effective. See additional discussion included in Part I, Item 4 of this Amended Quarterly Report.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	September 30,	December 31,
	2021	2020
ASSETS	(UNAUDITED)

Current assets:
Cash and cash equivalents	$14,719	$764
Accounts receivable	—	18
Research and development tax credit receivable	921	982
Prepaid expenses and other current assets	937	259
Total current assets	16,577	2,023
Property, plant equipment, net of accumulated depreciation of $1,041 and $908	805	682
Right-of-use assets, net	170	236
Other assets	6	8
Total assets	$17,558	$2,949

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$1,323	$861
Current lease liabilities	125	217
Total current liabilities	1,448	1,078
Non-current lease liabilities	16	20
Total liabilities	1,464	1,098

Stockholders’ Equity:
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 25,541,809 and 13,627,887 shares issued and outstanding, at September 30, 2021 and December 31, 2020, respectively*	3	1
Additional paid-in capital	89,831	61,276
Accumulated other comprehensive loss	(1,365)	(1,480)
Accumulated deficit	(72,375)	(57,946)
Total Stockholders’ equity	16,094	1,851

Total Liabilities and Stockholders’ Equity	$17,558	$2,949
*	Please refer to Note 1

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

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
	As Restated
Cash flows from operating activities:
Net loss	$(14,429)	$(21,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	147	148
Common shares issued to vendor for services	186	—
Amortization of right of use asset	164	131
Stock-based compensation	6,097	—
Loss on foreign currency transactions	799	—
Non-cash interest expense	—	6,835
Change in fair value of embedded conversion feature	—	6,282
Loss on conversion of convertible notes payable	—	5,470
Change in operating assets and liabilities:
Accounts receivable, net	19	(1)
Research & development tax credit receivable	46	871
Prepaid expenses and other current assets	(614)	(44)
Accounts payable and accrued expenses	478	(466)
Lease liabilities	(196)	(118)
Other assets	2	(1)
Net cash used in operating activities	(7,301)	(2,593)

Cash flows from investing activities:
Purchases of property, plant and equipment	(282)	(90)
Net cash used by investing activities	(282)	(90)

Cash flows from financing activities:
Proceeds from Credit Facility Loan Payable	738	—
Repayment of Credit Facility Loan Payable	(738)	—
Proceeds from the issuance of common stock	—	4,592
Proceeds from the issuance of common stock and warrants in private placement	24,638	—
Payment of issuance costs	(2,454)	—
Proceeds from the exercise of stock options	20	—
Net cash provided by financing activities	22,204	4,592

Effect of exchange rate changes on cash	(666)	(116)

Net change in cash	14,621	1,909

Cash, beginning of period	764	412
Cash, end of period	$14,719	$2,205

Supplemental disclosure of cash and non-cash investing and financing activities
Cash paid for interest	$19	$—
Right of use asset and lease liability additions	$86	$—
Conversion of debt and accrued interest into common shares	$—	$25,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	BUSINESS AND LIQUIDITY

Restatement Of Previously Filed Financial Statements

The Company has determined that it made an error in the presentation and accounting of its consolidated statement of cash flows in the Company’s annual and interim consolidated financial statements during 2021 and 2022. The management of the company has assessed its accounting policies as well as the presentation and accounting for the gain and loss on foreign currency and has concluded that it was necessary to restate its previously issued financial statements for the correction of this error related to incorrect classification of gain and loss on foreign currency in effect of exchange rate changes on cash instead of including such non-cash unrealized gains and losses in cash flows from operating activities. The effect of this error was to overstate net cash used in operating activities and effect of exchange rate changes on cash by $799 thousand for the nine months ended September 30, 2021. The error and the required restatement had no effect on the Company’s cash flows from investing activities, financing activities, net changes in cash or cash and cash equivalents as of September 30, 2021 and had no impact on the Company’s consolidated balance sheet, statements of operations and comprehensive loss and stockholders’ equity as of and for the three- and nine-month periods ended September 30, 2021. The changes are presented below (in thousands):

For the Nine Months Ended
September 30,
2021
Net cash used in operating activities as previously reported	$(8,100)
Adjustment for Loss/(Gain) on foreign currency transactions	799
Net cash used in operating activities as restated	$(7,301)

Effect of exchange rate changes on cash as previously reported	$133
Adjustment for Gain/(Loss) on foreign currency transactions	(799)
Effect of exchange rate changes on cash as restated	$(666)

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company has incurred substantial and negative cash flows from operations in every fiscal period since inception. For three and nine months ended September 30, 2021, the Company incurred a net loss of $2.7 million and $14.4 million, respectively, and used $7.3 million in cash to fund operations for the nine months ended September 30, 2021 and had an accumulated deficit of $72.4 million as of September 30, 2021. The Company’s cash as of September 30, 2021 was $14.7 million.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. All statements other than statements of historical fact contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology.

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

●	our future financial performance;
●	the competitive landscape of our industry;
●	the impact of government regulation and developments relating to us, our competitors or our industry;
●	the restatement of previously issued financial statements;
●	the identified material weaknesses in our internal control over financial reporting and our ability to remediate those material weaknesses;
●	the timing of the consummation of the purchase by the Octopus Investors (as defined below) of our common stock; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Form 10-Q/A.

Any forward-looking statement in this Form 10-Q/A reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward looking statements. No forward-looking statement is a guarantee of future performance. You should read this Form 10-Q/A and the documents that we reference in this Form 10-Q/A and have filed with the SEC as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward looking statements for any reason, even if new information becomes available in the future.

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

Results of Operations

The following tables set forth our results of operations for the periods presented. The information in the tables below should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q/A. The period-to-period comparisons of financial results in the tables below are not necessarily indicative of future results.

The following information has been adjusted to reflect the restatement of our financial statements as described under the heading Restatement of Previously Issued Financial Statements in Note 1 Business and Liquidity in the Notes to Financial Statements of this Quarterly Report.

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

Research and development expense, which represents 46% and 75% of our total operating expenses for the nine months ended September 30, 2021 and 2020, respectively, increased by $3.5 million, or 109%, to $6.7 million for the nine months ended September 30, 2021, compared to $3.2 million for the nine months ended September 30, 2020. The increase was primarily due to stock-based compensation expense in 2021 as detailed in Note 11 Share-Based Compensation to our unaudited consolidated financial statements (Part I, Item 1 of this Form 10-Q/A) and expenses incurred in further developing core materials and in fabricating demonstrator devices to promote our technology to prospective customers and partners.

Selling, general and administrative expense, which represents 45% and 25% of our total operating expenses for the nine months ended September 30, 2021 and 2020, respectively, increased by $5.6 million, or 531%, to $6.7 million for the nine months ended September 30, 2021, compared to $1.1 million for the nine months ended September 30, 2020. This increase was mainly due stock-based compensation expense in 2021 as detailed in Note 11 Share-Based Compensation to our unaudited consolidated financial statements (Part I, Item 1 of this Form 10-Q/A), from adding to our sales teams in the US and Asia and the strengthening of our finance team to prepare our company’s US public company financial reporting, as well as from the additional legal, accounting and insurance expenses of operating as a public company.

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

	Nine Months Ended September 30,
	2021	2020
US$000	As restated
Net cash used in operating activities	(7,301)	(2,593)
Net cash used by investing activities	(282)	(90)
Net cash provided by financing activities	22,204	4,592
Net change in cash before effect of exchange rate changes on cash	14,621	1,909
Effect of exchange rate changes on cash	(666)	(116)
Cash, beginning of period	764	412
Cash, end of period	$14,719	$2,205

Operating Activities

Net cash used in operating activities was $7.3 million for the nine months ended September 30, 2021, compared to $2.6 million for the nine months ended September 30, 2020, an increase of $4.7 million. The increase resulted primarily from our increased research and development activity, the operating expenses associated with being a public company, the expenses incurred in connection with the Exchange and movements in our working capital balances.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes thereto included in this Report are prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operation, and cash flows will be affected. A summary of our critical accounting policies is presented in Note 2 Summary of Significant Accounting Policies to our unaudited consolidated financial statements (Part I, Item 1 of this Form 10-Q/A). There were no material changes to our critical accounting policies during the three and nine months ended September 30, 2021.

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

In the nine months ended September 30, 2021, we raised net proceeds of $22.2 million through the Offering and at September 30, 2021 we had $14.7 million of cash after funding net cash used in operations for the nine month period ended September 30, 2021 of $7.3 million, $1.3 million of which was used in the three months ended September 30, 2021.

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

The Company has determined that it made an error in the presentation and accounting of its consolidated statement of cash flows in the Company’s annual and interim consolidated financial statements during 2021 and 2022. The management of the company has assessed its accounting policies as well as the presentation and accounting for the gain and loss on foreign currency and has concluded that it was necessary to restate its previously issued financial statements for the correction of this error related to incorrect classification of gain and loss on foreign currency in effect of exchange rate changes on cash instead of including such non-cash unrealized gains and losses in cash flows from operating activities. The effect of this error was to overstate net cash used in operating activities and effect of exchange rate changes on cash by $799 thousand for the nine months ended September 30, 2021. The errors and the required restatement had no effect on the Company’s cash flows from investing activities, financing activities, net changes in cash or cash and cash equivalents as of September 30, 2021 and had no impact on the Company’s consolidated balance sheet, statements of operations and comprehensive loss and stockholders’ equity as of and for the three and nine-month periods ended September 30, 2021.

As a result, we determined that there was a material error in the cashflow statement that required a restatement of the financial statements for the fiscal year ended December 31, 2021 and to our Form 10-Qs for the periods ended September 30, 2021 and March 31, 2022 (including comparative information for March 31, 2021) to restate the previously issued financial statements, with comparatives for June 30, 2021 restated in our Form 10-Q for the period ended June 30, 2022. This was due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the cash flow statement.

Remediation Plan for Material Weakness

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses. The remediation plan includes enhancement of our existing monitoring and review controls over the preparation of financial statements, including designing and documenting additional procedures, reconciliations and analysis to evaluate and monitor presentation of the cash flow statement. We can provide no assurance that our remediation efforts described herein will be successful and that we will not have material weaknesses in the future.

Under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal controls during the period ending December 31, 2022.

Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the condensed consolidated financial statements included in this Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

As of the end of the period covered by this Form 10-Q/A, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act.

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

The Company has determined that it made an error in the presentation and accounting of its consolidated statement of cash flows in the Company’s annual and interim consolidated financial statements during 2021 and 2022. The management of the company has assessed its accounting policies as well as the presentation and accounting for the gain and loss on foreign currency and has concluded that it was necessary to restate its previously issued financial statements for the correction of this error related to incorrect classification of gain and loss on foreign currency in effect of exchange rate changes on cash instead of including such non-cash unrealized gains and losses in cash flows from operating activities. The effect of this error was to overstate net cash used in operating activities and effect of exchange rate changes on cash by $799 thousand for the nine months ended September 30, 2021. The errors and the required restatement had no effect on the Company’s cash flows from investing activities, financing activities, net changes in cash or cash and cash equivalents as of September 30, 2021 and had no impact on the Company’s consolidated balance sheet, statements of operations and comprehensive loss and stockholders’ equity as of and for the three and nine-month periods ended September 30, 2021.

As a result, we determined that there was a material error in the cash flow statement that required a restatement of the financial statements for the fiscal year ended December 31, 2021 and to our Form 10-Qs for the periods ended September 30, 2021 and March 31, 2022 (including comparative information for March 31, 2021) to restate the previously issued financial statements, with comparatives for June 30, 2021 restated in our Form 10-Q for the period ended June 30, 2022. This was due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the cash flow statement. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Based upon, and as of the date of, this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2021 were not effective.

Remediation Plan for Material Weakness

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness. The remediation plan includes enhancement of our existing monitoring and review controls over the preparation of financial statements including designing and documenting additional procedures, reconciliations and analysis to evaluate and monitor presentation of the cash flow statement. We can provide no assurance that our remediation efforts described herein will be successful and that we will not have material weaknesses in the future.

Under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal controls during the period ending December 31, 2022.

Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the condensed consolidated financial statements included in this Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

The Company has determined that it made an error in the presentation and accounting of its consolidated statement of cash flows in the Company’s annual and interim consolidated financial statements during 2021 and 2022. The effect of this error was to overstate net cash used in operating activities and effect of exchange rate changes on cash for each reported period. The error and the required restatement had no effect on the Company’s cash flow from investing activities, financing activities, net change in cash or cash and cash equivalents as of the reporting date and had no impact on the Company’s cash flows from investing activities, financing activities, net changes in cash or consolidated balance sheet, statements of operations and comprehensive loss and stockholders’ equity.

As a result, we determined that there was a material error in the cash flow statement that required a restatement of the financial statements for the fiscal year ended December 31, 2021 and to our Form 10-Qs for the periods ended September 30, 2021 and March 31, 2022 (including comparative information for March 31, 2021) to restate the previously issued financial statements, with comparatives for June 30, 2021 restated in our Form 10-Q for the period ended June 30, 2022. This was due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the cash flow statement. Accordingly, management has determined that this control deficiency constitutes a material weakness. We are currently in the process of remediating this material weakness and we are taking steps that we believe will address the underlying causes..

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

Date: August 23, 2022

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Bahns
Name:	Robert Bahns
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)