Form 10-K/A
period 2021-12-31
SmartKem, Inc.
filed 2022-08-23
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

SmartKem, Inc. (the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the "SEC") on March 28, 2022 (the "Original Annual Report"), as set forth in this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A" or "Amended Annual Report"), to restate its financial statements and related disclosures as of and for the fiscal year ended December 31, 2021.

Restatement Background

The Company has determined that it made an error in the presentation and accounting of its consolidated statement of cash flows in the Company’s annual and interim consolidated financial statements during 2021 and 2022. The management of the company has assessed its accounting policies as well as the presentation and accounting for the gain and loss on foreign currency and has concluded that it was necessary to restate its previously issued financial statements for the correction of this error related to incorrect classification of gain and loss on foreign currency in effect of exchange rate changes on cash instead of including such non-cash unrealized gains and losses in cash flows from operating activities. The effect of this error was to overstate net cash used in operating activities and effect of exchange rate changes on cash by $808 thousand for the year ended December 31, 2021, respectively. The errors and the required restatement had no effect on the Company’s cash flows from investing activities, financing activities, net changes in cash or cash and cash equivalents as of December 31, 2021 and had no impact on the Company’s consolidated balance sheet, the Company’s consolidated statements of operations and comprehensive loss and stockholders’ equity as of and for the year ended December 31, 2021.

This Amended Annual Report sets forth the Original Annual Report, as modified and superseded where necessary to reflect the restatement and the related internal control considerations. Accordingly, the following items included in the Original Annual Report, as appropriate, to reflect the restatement of the relevant periods have been amended:

●	Part I, Item 1A, Risk Factors
●	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part II, Item 8, Financial Statements and Supplementary Data
●	Part II, Item 9A, Controls and Procedures
●	Part IV, Item 15, Exhibits and Financial Statement Schedules

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company is also including with this Amended Annual Report currently dated certifications of the Company's Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, 32.1 and 32.2). Except as discussed above and as further described in Note 1 in the Notes to Consolidated Financial Statements, the Company has not modified or updated disclosures presented in this Amended Annual Report. Accordingly, the Amended Annual Report does not reflect events occurring after the Original Annual Report or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Annual Report.

As a result of the restatement, the Company has concluded there was a material weakness in its internal control over financial reporting as of December 31, 2021, and its disclosure controls and procedures were not effective. See additional discussion included in Part II, Item 9A of this Amended Annual Report.

The Company has amended its previously filed Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the periods affected by the restatement. Other financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amended Annual Report and in the amendments to our Quarterly Reports on Form 10-Q for the periods ended September 30, 2021 and March 31, 2022 (including comparative information for March 31, 2021, with comparatives for June 30, 2021 restated in our Form 10-Q for the period ended June 30, 2022) filed on the date hereof, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

TFT – Thin-Film Transistor

Vth – Threshold Voltage

Vto – Turn-on Voltage

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Amended Annual Report on Form 10-K/A, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. All statements other than statements of historical fact contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology.

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

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Amended Form 10-K/A.

Any forward-looking statement in this Amended Form 10-K/A reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Amended Form 10-K/A and the documents that we reference in this Amended Form 10-K/A and have filed with the SEC as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

Item 1A. Risk Factors

An investment in our securities is highly speculative and involves a high degree of risk. We face a variety of risks that may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict. You should carefully consider the risks described below together with all of the other information in this Amended Annual Report, including our consolidated financial statements and the related notes and the information described in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other filings with the SEC. If any of the risks described below occur, our business, financial condition, results of operations and prospects could be materially adversely affected. In that case, the market price of our common stock would likely decline and investors could lose all or a part of their investment. Only those investors who can bear the risk of loss of their entire investment should consider an investment in our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.

Summary of Risk Factors

●	We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability. If we cannot achieve or maintain profitability, stockholders could lose all or part of their investment.
●	Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.
●	Our quarterly results of operations are likely to vary from period to period, which could cause the market price of our common stock to fluctuate or decline.
●	We may not be able to develop technologies and products to satisfy changes in customer demand or industry standards, and our competitors could develop products that decrease the demand for our products.
●	We compete in highly competitive markets characterized by rapid technological changes, and existing and new companies may introduce products that compete with ours, which may adversely our business and operating results.
●	If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell our existing or future product candidates, if approved, or generate product revenue.
●	We rely on the CPI for access to fabrication and expect to enter into arrangements with third-party fabricators to produce our products at commercial scale. The loss of access to the CPI facility, or our inability to enter into agreements with third-party fabricators could have a material adverse effect on our business development.
●	Because we will depend on third-party fabricators to manufacture products for us, we will be susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales, income and customers.
●	We rely on our management team and other key employees and will need additional personnel to grow our business. The loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.
●	Any failure by us to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.

We will incur significantly increased costs and devote substantial management time as a result of operating as a public company.

●	We identified a material weakness in connection with our internal financial reporting controls. Although we are taking steps to remediate this material weakness, there is no assurance we will be successful in doing so in a timely manner, or at all, and we may identify other material weaknesses.
●	An active trading market for our common stock may not develop or be sustained which may make it difficult for investors to sell shares of our common stock and may make it difficult for us to raise capital.
●	We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.

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

We identified a material weakness in connection with our internal controls over financial reporting. Although we are taking steps to remediate this material weakness, there is no assurance we will be successful in doing so in a timely manner, or at all, and we may identify other material weaknesses.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In Management's Report on Internal Control over Financial Reporting included in our Original Form 10-K for the year ended December 31, 2021, our management previously concluded that we maintained effective internal control over financial reporting as of December 31, 2021. Our management subsequently concluded that a material weakness existed and our internal control over financial reporting was not effective as of December 31, 2021.

In August 2022, the Company determined that it made an error in the presentation and accounting of its consolidated statement of cash flows in the Company’s annual and interim consolidated financial statements during 2021 and 2022. The effect of this error was to overstate net cash used in operating activities and effect of exchange rate changes on cash for each reported period. For the year ended December 31, 2021, the effect of this error was to overstate net cash used in operating activities and effect of exchange rate changes on cash by $808 thousand, respectively. The error and the required restatement had no effect on the Company’s cash flow from investing activities, financing activities, net change in cash or cash and cash equivalents as of the reporting date and had no impact on the Company’s consolidated balance sheet, the Company’s consolidated statements of operations and comprehensive loss and the Company’s condensed consolidated statements of stockholders’ equity.

As a result, we determined that there was a material error in the cash flow statement that required a restatement of the financial statements for the fiscal year ended December 31, 2021 and to our Form 10-Qs for the periods ended September 30, 2021 and March 31, 2022 (including comparative information for March 31, 2021) to restate the previously issued financial statements, with comparatives for June 30, 2021 restated in our Form 10-Q for the period ended June 30, 2022 to restate the previously issued financial statements. This was due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the cash flow statement. Accordingly, management has determined that this control deficiency constitutes a material weakness and, as a result, management has concluded that, as of December 31, 2021, our internal control over financial reporting was not effective based on the criteria in Internal Control Integrated Framework (2013) issued by the COSO.

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

Results of Operations

The following tables set forth our results of operations for the periods presented. The information in the tables below should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 of this Form 10-K/A. The period-to-period comparisons of financial results in the tables below are not necessarily indicative of future results.

The following information has been adjusted to reflect the restatement of our financial statements as described under the heading Restatement of Previously Issued Financial Statements in Note 1 Business and Liquidity in the Notes to Financial Statements of this Amended Annual Report.

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

Liquidity and Capital Resources

To date, we have funded our liquidity and capital requirements primarily with proceeds from the private sale of our equity and debt securities and borrowing against our research and development credits. As of December 31, 2021, our cash and cash equivalents were $12.2 million compared with $764 thousand as of December 31, 2020. On January 27, 2022, we sold an aggregate of 1,000,000 shares of our common stock to existing investors at a price of $2.00 per share for total gross proceeds of $2.0 million. For subsequent events, refer to Note 16 to our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K/A.

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

The following table shows a summary of our cash flows for the years ended December 31, 2021 and 2020, respectively:

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	Percentage
US$000	As Restated
Net cash used in operating activities	$(9,728)	$(4,082)	$(5,646)	138%
Net cash used by investing activities	(341)	(118)	(223)	189%
Net cash provided by financing activities	22,204	4,592	17,612	384%
Net change in cash before effect of exchange rate changes on cash	12,135	392	11,743	2,996%
Effect of exchange rate changes on cash	(673)	(40)	(633)	1,583%
Cash, beginning of year	764	412	352	85%
Cash, end of year	$12,226	$764	$11,462	1,500%

Operating Activities

Net cash used in operating activities was $9.7 million for the year ended December 31, 2021, compared to $4.1 million for the year ended December 31, 2020, an increase of $5.6 million. The increase resulted primarily from a decrease in our net loss of $6.0 million, offset by a decrease of non-cash expense of $11.2 million and an unfavorable movement in operating assets and liabilities of $0.4 million.

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

Recently Issued Accounting Pronouncements

For recently issued accounting announcements, see “Recently Issued Accounting Pronouncements” in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to our Consolidated Financial Statements included in this Amended Annual Report on Form 10-K/A.

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

For more information regarding our accounting policies, see Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements, in our Notes to Consolidated Financial Statements in this Amended Annual Report on Form 10-K/A.

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

In the year ended December 31, 2021, we raised net proceeds of $22.2 million through the Offering and at December 31, 2021 we had $12.2 million of cash and cash equivalents after funding net cash used in operations for the year ended December 31, 2021 of $9.7 million.

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

Constant Currency

Changes in our financial results include the impact of changes in foreign currency exchange rates. For the year ended December 31, 2021 and 2020, we did not include the impact of constant currency within this Annual Report on Form 10-K/A as foreign exchange did not have a significant impact on our reported USD amounts for these periods.

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

Restatement to Correct Error

As discussed in Note 1 to the accompanying consolidated financial statements, the Company's 2021 consolidated financial statements have been restated to correct an error.

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

Manchester, United Kingdom

March 28, 2022, except for the effects of the restatement disclosed in Note 1, which is dated August 23, 2022

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

SMARTKEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
	As Restated
Cash flows from operating activities:
Net loss	$(17,126)	$(23,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	209	197
Common shares issued to vendor for services	263	—
Amortization of right of use asset	234	176
Stock-based compensation	6,196	—
Loss on foreign currency transactions	808	—
Non-cash interest expense	—	6,835
Change in fair value of embedded conversion feature	—	6,282
Loss on conversion of convertible notes payable	—	5,470
Change in operating assets and liabilities:
Accounts receivable, net	19	(17)
Research & development tax credit receivable	(104)	551
Prepaid expenses and other current assets	(532)	(70)
Accounts payable and accrued expenses	579	(214)
Lease liabilities	(276)	(157)
Other assets	2	(2)
Net cash used in operating activities	(9,728)	(4,082)

Cash flows from investing activities:
Purchases of property, plant and equipment	(341)	(118)
Net cash used by investing activities	(341)	(118)

Cash flows from financing activities:
Proceeds from term loan payable	738	—
Repayment of term loan payable	(738)	—
Proceeds from the issuance of common stock	—	4,592
Proceeds from the issuance of common stock and warrants in private placement	24,638	—
Payment of issuance costs	(2,454)	—
Proceeds from the exercise of stock options	20	—
Net cash provided by financing activities	22,204	4,592

Effect of exchange rate changes on cash	(673)	(40)

Net change in cash	11,462	352

Cash, beginning of year	764	412
Cash, end of year	$12,226	$764

Supplemental disclosure of cash and non-cash investing and financing activities
Cash paid for interest	$19	$—
Right of use asset and lease liability additions	$136	$—
Conversion of debt and accrued interest into common shares	$—	$25,759

The accompanying notes are an integral part of these consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.    BUSINESS AND LIQUIDITY

Restatement of previously issued financial statements

The Company has determined that it made an error in the presentation and accounting of its consolidated statement of cash flows in the Company’s annual and interim consolidated financial statements during 2021 and 2022. The management of the company has assessed its accounting policies as well as the presentation and accounting for the gain and loss on foreign currency and has concluded that it was necessary to restate its previously issued financial statements for the correction of this error related to incorrect classification of gain and loss on foreign currency in effect of exchange rate changes on cash instead of including such non-cash unrealized gains and losses in cash flows from operating activities. The effect of this error was to overstate net cash used in operating activities and effect of exchange rate changes on cash by $808 thousand for the year ended December 31, 2021. The errors and the required restatement had no effect on the Company’s cash flows from investing activities, financing activities, net changes in cash or cash and cash equivalents as of December 31, 2021 and had no impact on the Company’s consolidated balance sheet, the Company’s consolidated statements of operations and comprehensive loss and stockholders’ equity as of and for year ended December 31, 2021. The changes are presented below (in thousands):

For the year ended
December 31,
2021
Net cash used in operating activities as previously reported	$(10,536)
Adjustment for Loss/(Gain) on foreign currency transactions	808
Net cash used in operating activities as restated	$(9,728)

Effect of exchange rate changes on cash as previously reported	$135
Adjustment for (Gain)/Loss on foreign currency transactions	(808)
Effect of exchange rate changes on cash as restated	$(673)

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Certain Risk and Uncertainties

The Company’s activities are subject to significant risks and uncertainties including the risk of failure to secure additional funding to properly execute the Company’s business plan. The Company is subject to risks that are common to companies in the growth stage, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, reliance on third party manufacturers, protection of proprietary technology, and compliance with regulatory requirements. See Item 1a of this Form 10-K/A for a fuller discussion of the Company’s risk factors.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company’s functional currency is the U.S. dollar (“USD”). The functional currency of the Company’s foreign operation is the respective local currency. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. The consolidated statements of operations and comprehensive loss are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized gain/loss is recognized as foreign currency translation as a component of other comprehensive income.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. The amendments in this update affect all business entities that account for a transaction with a government by applying a grant or contribution accounting model by analogy to other accounting guidance. The amendments in this Update require annual disclosures about: (1) Information about the nature of the transactions and the related accounting policy used to account for the transactions; (2) The line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (3) Significant terms and conditions of the transactions, including commitments and contingencies. The amendments in this update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Management is currently evaluating the impact of this guidance but does not expect this update to have a material impact on the Company's consolidated financial statements.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

For the year ended December 31, 2020, the Company incurred an effective interest rate of 13.5% relating to convertible notes. There were no convertible notes outstanding as of December 31, 2021 and 2020. There was interest expense recognized based on the debt’s stated interest for the year ended December 31, 2021 and 2020 of zero and $43 thousand, respectively, relating to convertible notes. Additional interest expense related to the amortization of debt issuance cost was zero and $25 thousand for the year ended December 31, 2021 and 2020, respectively, for convertible notes.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Evaluation of Disclosure Controls and Procedures (as restated)

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. At the time our Original Annual Report Form 10-K for the year ended December 31, 2021 was filed on March 28, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Subsequent to that evaluation, as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective.

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

On August 15, 2022, the Company determined that it made an error in the presentation and accounting of its consolidated statement of cash flows in the Company’s annual and interim consolidated financial statements during 2021 and 2022. The management of the company has assessed its accounting policies as well as the presentation and accounting for certain transactions and has concluded that it was necessary to restate its previously issued financial statements for the correction of this error related to incorrect classification of gain and loss on foreign currency in “effect of exchange rate changes on cash” instead of including such non-cash unrealized gains and losses in “cash flows from operating activities”. The effect of this error was to overstate net cash used in operating activities and effect of exchange rate changes on cash by $808 thousand for the year ended December 31, 2021, respectively. The errors and the required restatement had no effect on the Company’s cash flows from investing activities, financing activities, net changes in cash or cash and cash equivalents as of December 31, 2021 respectively and had no impact on the Company’s consolidated balance sheet, statements of operations and comprehensive loss and stockholders’ equity as of and for the year ended December 31, 2021.

As a result, we determined that there was a material error in the cashflow statement that required a restatement of the financial statements for the fiscal year ended December 31, 2021 and to our Form 10-Qs for the periods ended September 30, 2021 and March 31, 2022 (including comparative information for March 31, 2021) to restate the previously issued financial statements, with comparatives for June 30, 2021 restated in our Form 10-Q for the period ended June 30, 2022. This was due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the cash flow statement. Accordingly, management has determined that this control deficiency constitutes a material weakness and, as a result, management has concluded that, as of December 31, 2021, our internal control over financial reporting was not effective based on the criteria in Internal Control Integrated Framework (2013) issued by the COSO.

Remediation Plan for the Material Weakness

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness in respect of inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the cash flow statement. The remediation plan includes enhancement of our existing monitoring and review controls over the preparation of financial statements, including designing and documenting additional procedures, reconciliations and analysis to evaluate and monitor presentation of the cash flow statement. We can provide no assurance that our remediation efforts described herein will be successful and that we will not have material weaknesses in the future.

Under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal controls during the year ending December 31, 2022.

This Amended Annual Report on Form 10-K/A does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for nonaccelerated filers and emerging growth companies from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses discussed above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amended Form 10-K/A, we plan to enhance our existing monitoring and review controls over the preparation of financial statements.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K/A:

1. Financial Statements: See Item 8 of this Annual Report on Form 10-K/A.

2. Financial Statement Schedules: All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K/A:

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

2.1 *

Share Exchange Agreement, dated as of February 23, 2021, among the Registrant, SmartKem Limited and the shareholders of SmartKem Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on March 28, 2022)

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

Item 16. Form 10-K/A Summary

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

Name	Title	Date

/s/ Ian Jenks Ian Jenks	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 23, 2022

/s/ Robert Bahns Robert Bahns	Chief Financial Officer (Principal Financial and Accounting Officer)	August 23, 2022

/s/ Steven DenBaars Steven DenBaars	Director	August 23, 2022

*	Director	August 23, 2022

Klaas de Boer

*	Director	August 23, 2022

Barbra C. Keck

*By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	Attorney-in-fact