Form 10-Q/A
period 2022-03-31
SmartKem, Inc.
filed 2022-08-23
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Smartkem, Inc. (the "Company") hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the Securities and Exchange Commission (the "SEC") on May 13, 2022 (the "Original Quarterly Report"), as set forth in this Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A" or "Amended Quarterly Report"), to restate its financial statements and related disclosures as of and for the quarters ended March 31, 2022 and 2021.

Restatement Background

The Company has determined that it made an error in the presentation and accounting of its consolidated statement of cash flows in the Company’s annual and interim consolidated financial statements during 2021 and 2022. The management of the Company has assessed its accounting policies as well as the presentation and accounting for the gain and loss on foreign currency and has concluded that it was necessary to restate its previously issued financial statements for the correction of this error related to incorrect classification of gain and loss on foreign currency in effect of exchange rate changes on cash instead of including such non-cash unrealized gains and losses in cash flows from operating activities. The effect of this error was to overstate net cash used in operating activities and effect of exchange rate changes on cash by $354 thousand for the three months ended March 31, 2022 and by $470 thousand for the three months ended March 31, 2021, respectively. The error and the required restatement had no effect on the Company’s cash flows from investing activities, financing activities, net changes in cash or cash and cash equivalents as of March 31, 2022 and March 31, 2021, and had no impact on the Company’s consolidated balance sheet statements of operations and comprehensive loss and stockholders’ equity as of and for the three-month periods ended March 31, 2022 and 2021, respectively.

This Amended Quarterly Report sets forth the Original Quarterly Report, as modified and superseded where necessary to reflect the restatement and the related internal control considerations. Accordingly, the following items included in the Original Quarterly Report have been amended:

●	Part I, Item 1A, Risk Factors
●	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part II, Item 8, Financial Statements and Supplementary Data
●	Part II, Item 9A, Controls and Procedures
●	Part II, Item 6, Exhibits

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company is also including with this Amended Quarterly Report currently dated certifications of the Company's Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, and 32.1). Except as discussed above and as further described in Note 1 in the Notes to Condensed Financial Statements, the Company has not modified or updated disclosures presented in this Amended Quarterly Report. Accordingly, the Amended Quarterly Report does not reflect events occurring after the Original Quarterly Report or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Quarterly Report.

As a result of the restatement, the Company has concluded there was a material weakness in its internal control over financial reporting as of March 31, 2022 and 2021 respectively, and its disclosure controls and procedures were not effective. See additional discussion included in Part I, Item 4 of this Amended Quarterly Report.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	March 31,	December 31,
	2022	2021
ASSETS	(UNAUDITED)

Current assets:
Cash and cash equivalents	$10,647	$12,226
Accounts receivable	30	—
Research and development tax credit receivable	1,324	1,070
Prepaid expenses and other current assets	1,265	802
Total current assets	13,266	14,098
Property, plant equipment, net of accumulated depreciation of $1,130 and $1,102	770	802
Right-of-use assets, net	90	154
Other assets	6	6
Total assets	$14,132	$15,060

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$1,160	$1,423
Current lease liabilities	56	87
Total current liabilities	1,216	1,510
Non-current lease liabilities	19	28
Total liabilities	1,235	1,538

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 26,566,809 and 25,554,309 shares issued and outstanding, at March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	91,935	89,954
Accumulated other comprehensive loss	(1,207)	(1,363)
Accumulated deficit	(77,834)	(75,072)
Total Stockholders’ equity	12,897	13,522

Total Liabilities and Stockholders’ Equity	$14,132	$15,060

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

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
	As Restated	As Restated
Cash flows from operating activities:
Net loss	$(2,762)	$(9,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54	48
Common shares issued to vendor for services	43	99
Amortization of right of use asset	63	47
Stock-based compensation	98	6,020
Loss on foreign currency transactions	354	470
Non-cash interest expense	—	—
Change in fair value of embedded conversion feature	—	—
Loss on conversion of convertible notes payable	—	—
Change in operating assets and liabilities:
Accounts receivable, net	(30)	19
Research & development tax credit receivable	(284)	(248)
Prepaid expenses and other current assets	(471)	(963)
Accounts payable and accrued expenses	(240)	659
Lease liabilities	(40)	(55)
Other assets	—	(1)
Net cash used in operating activities	(3,215)	(3,271)

Cash flows from investing activities:
Purchases of property, plant and equipment	(41)	—
Net cash used by investing activities	(41)	—

Cash flows from financing activities:
Proceeds from term loan payable	—	738
Repayment of term loan payable	—	(738)
Proceeds from the issuance of common stock and warrants in private placement	—	24,638
Proceeds from the issuance of common stock in private placement	2,000	—
Payment of issuance costs	(160)	(2,454)
Proceeds from the exercise of stock options	—	20
Net cash provided by financing activities	1,840	22,204

Effect of exchange rate changes on cash	(163)	(463)

Net change in cash	(1,579)	18,470

Cash, beginning of period	12,226	764
Cash, end of period	$10,647	$19,234

Supplemental disclosure of cash and non-cash investing and financing activities
Cash paid for interest	$—	$19

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

Restatement of previously filed financial statements

The Company has determined that it made an error in the presentation and accounting of its consolidated statement of cash flows in the Company’s annual and interim consolidated financial statements during 2021 and 2022. The management of the company has assessed its accounting policies as well as the presentation and accounting for the gain and loss on foreign currency and has concluded that it was necessary to restate its previously issued financial statements for the correction of this error related to incorrect classification of gain and loss on foreign currency in effect of exchange rate changes on cash instead of including such non-cash unrealized gains and losses in cash flows from operating activities. The effect of this error was to overstate net cash used in operating activities and effect of exchange rate changes on cash by $354 thousand for the three months ended March 31, 2022 and by $470 thousand for the three months ended March 31, 2021, respectively. The error and the required restatement had no effect on the Company’s cash flows from investing activities, financing activities, net changes in cash or cash and cash equivalents as of March 31, 2022 and March 31, 2021 and had no impact on the Company’s consolidated balance sheet, the statements of operations and comprehensive loss and stockholders’ equity as of and for the three-month periods ended March 31, 2021 and 2022, respectively. The changes are presented below (in thousands):

	For the Three Months Ended	For the Three Months Ended
	March, 31	March, 31
	2022	2021
Net cash used in operating activities as previously reported	$(3,569)	$(3,741)
Adjustment for Loss/(Gain) on foreign currency transactions	354	470
Net cash used in operating activities as restated	$(3,215)	$(3,271)

Effect of exchange rate changes on cash as previously reported	$191	$7
Adjustment for Gain/(Loss) on foreign currency transactions	(354)	(470)
Effect of exchange rate changes on cash as restated	$(163)	$(463)

Basis for Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting and are presented in thousands, except number of shares and per

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

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

The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended		Increase (Decrease)
	March 31,	March 31,
	2022	2021	Amount	Percentage
US$000	As Restated	As Restated
Net cash used in operating activities	$(3,215)	$(3,271)	$56	(2)%
Net cash used by investing activities	(41)	—	(41)	100%
Net cash provided by financing activities	1,840	22,204	(20,364)	(92)%
Effect of exchange rate changes on cash	(163)	(463)	300	(65)%
Net change in cash	(1,579)	18,470	(20,049)	(109)%
Cash, beginning of period	12,226	764	11,462	1,500%
Cash, end of period	$10,647	$19,234	$(8,587)	(45)%

Operating Activities

Net cash used in operating activities was $3.2 million for the three months ended March 31, 2022, compared to $3.3 million for the three months ended March 31, 2021, a decrease of $56 thousand, or 2%. The decrease resulted primarily from $0.5 million lower vendor payments as transaction expenses were paid in 2021, offset by $0.3 million higher payroll payments reflecting the investment in staff and, and $0.1 million adverse movements in working capital.

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

In the three months ended March 31, 2022, we raised net proceeds of $1.8 million through the sale of our common stock and as of March 31, 2022 we had $10.6 million of cash after funding net cash used in operations for the three month period ended March 31, 2022 of $3.2 million.

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

As of the end of the period covered by this Amended Form 10-Q/A, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act.

The Company has determined that it made an error in the presentation and accounting of its consolidated statement of cash flows in the Company’s annual and interim consolidated financial statements during 2021 and 2022. The management of the company has assessed its accounting policies as well as the presentation and accounting for the gain and loss on foreign currency and has concluded that it was necessary to restate its previously issued financial statements for the correction of this error related to incorrect classification of gain and loss on foreign currency in effect of exchange rate changes on cash instead of including such non-cash unrealized gains and losses in cash flows from operating activities. The effect of this error was to overstate net cash used in operating activities and effect of exchange rate changes on cash by $354 thousand for the three months ended March 31, 2022 and by $470 thousand for the three months ended March 31, 2021, respectively. The error and the required restatement had no effect on the Company’s cash flows from investing activities, financing activities, net changes in cash or cash and cash equivalents as of March 31, 2022 and March 31, 2021, and had no impact on the Company’s consolidated balance sheet, statements of operations and comprehensive loss and stockholders’ equity as of and for the three-month periods ended March 31, 2022 and 2021, respectively.

As a result, we determined that there was a material error in the cash flow statement that required a restatement of the financial statement for the fiscal year ended December 31, 2021 and to our Form 10-Qs for the periods ended September 30, 2021 and March 31, 2022 (including comparative information for March 31, 2021) to restate the previously issued financial statements, with comparatives for June 30, 2021 restated in our Form 10-Q for the period ended June 30, 2022. This was due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the cash flow statement. Accordingly, management has determined that this control deficiency constitutes a material weakness. Based upon, and as of the date of, this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2022 were not effective.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness discussed above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amended Form 10-Q/A, we plan to enhance our existing monitoring and review controls over the preparation of financial statements.

.

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

As a result, we determined that there was a material error in the cashflow statement that required a restatement of the financial statements for the fiscal year ended December 31, 2021 and to our Form 10-Qs for the periods ended September 30, 2021 and March 31, 2022 (including comparative information for March 31, 2021) to restate the previously issued financial statements, with comparatives for June 30, 2021 restated in our Form 10-Q for the period ended June 30, 2022. This was due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance accounting principles with generally accepted in the United States of America related to the cash flow statement. Accordingly, management has determined that this control deficiency constitutes a material weakness. and, as a result, management has concluded that, as of March 31, 2022, our internal control over financial reporting was not effective based on the criteria in Internal Control Integrated Framework (2013) issued by the COSO.

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