Form 10-Q
period 2022-09-30
SmartKem, Inc.
filed 2022-11-14
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, there were 26,949,282 of the registrant’s shares of common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	September 30,	December 31,
	2022	2021
ASSETS	(UNAUDITED)

Current assets:
Cash and cash equivalents	$6,304	$12,226
Accounts receivable	18	—
Research and development tax credit receivable	738	1,070
Prepaid expenses and other current assets	1,426	802
Total current assets	8,486	14,098
Property, plant equipment, net of accumulated depreciation of $1,019 and $1,102	584	802
Right-of-use assets, net	495	154
Other assets	6	6
Total assets	$9,571	$15,060

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$1,215	$1,423
Current lease liabilities	199	87
Total current liabilities	1,414	1,510
Non-current lease liabilities	275	28
Total liabilities	1,689	1,538

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 26,949,282 and 25,554,309 shares issued and outstanding, at September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	92,735	89,954
Accumulated other comprehensive loss	632	(1,363)
Accumulated deficit	(85,488)	(75,072)
Total stockholders’ equity	7,882	13,522

Total Liabilities and Stockholders’ Equity	$9,571	$15,060

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except number of shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$26	$—	$60	$—
Cost of revenue	26	—	50	—
Gross profit	—	—	10	—

Other operating income	277	447	855	1,135

Operating expenses:
Research and development	1,346	1,356	4,150	6,725
Selling, general and administrative	1,392	1,368	4,002	6,695
Transaction expenses	—	—	—	1,329
Total operating expenses	2,738	2,724	8,152	14,749

Loss from operations	(2,461)	(2,277)	(7,287)	(13,614)

Non-operating (expense)/income
Loss on foreign currency transactions	(1,493)	(386)	(3,131)	(799)
Interest expense	—	—	—	(19)
Interest income	1	1	3	3
Total non-operating (expense)/income	(1,492)	(385)	(3,128)	(815)

Loss before income taxes	(3,953)	(2,662)	(10,415)	(14,429)
Income tax expense	—	—	—	—
Net loss	$(3,953)	$(2,662)	$(10,415)	$(14,429)

Net loss	$(3,953)	$(2,662)	$(10,415)	$(14,429)
Other comprehensive (loss)/gain:
Foreign currency translation gain	1,117	82	1,995	115
Total comprehensive loss	$(2,836)	$(2,580)	$(8,420)	$(14,314)

Basic & diluted net loss per common share	$(0.14)	$(0.10)	$(0.36)	$(0.59)

Basic & diluted weighted average shares outstanding	29,117,282	27,671,646	28,771,372	24,397,327

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three and Nine Months Ended September 30 2022

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2022	25,554,309	$3	$89,954	$(1,363)	$(75,072)	$13,522
Stock-based compensation expense	-	-	98	-	-	98
Issuance of common shares to vendor	12,500	-	43	-	-	43
Issuance of common stock in private placement (note 13)	1,000,000	-	2,000	-	-	2,000
Issuance costs related to common stock in private placement	-	-	(160)	-	-	(160)
Foreign currency translation adjustment	-	-	-	156	-	156
Net loss	-	-	-	-	(2,762)	(2,762)
Balance at March 31, 2022	26,566,809	3	91,935	(1,207)	(77,834)	12,897
Stock-based compensation expense	-	-	97	-	-	97
Issuance costs related to common stock in private placement	-	-	(10)	-	-	(10)
Issuance of common shares to vendor	382,473	-	590	-	-	590
Foreign currency translation adjustment	-	-	-	722	-	722
Net loss	-	-	-	-	(3,701)	(3,701)
Balance at June 30, 2022	26,949,282	$3	$92,612	$(485)	$(81,535)	$10,595
Stock-based compensation expense	-	-	123	-	-	123
Foreign currency translation adjustment	-	-	-	1,117	-	1,117
Net loss	-	-	-	-	(3,953)	(3,953)
Balance at September 30, 2022	26,949,282	$3	$92,735	$632	$(85,488)	$7,882

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three and Nine Months Ended September 30 2021

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2021	13,627,887	$1	$61,276	$(1,480)	$(57,946)	$1,851
Issuance of common shares due to exercise of stock-options	1,404,813	1	19	-	-	20
Stock-based compensation expense	-	-	6,020	-	-	6,020
Repurchase of common stock	(2,307,700)	-	-	-	-	-
Effect of reverse capitalization	2,500,000	-	-	-	-	-
Issuance of common shares to vendor	50,000	-	99	-	-	99
Issuance of common stock and warrants in private placement	10,162,000	1	24,637	-	-	24,638
Issuance costs related to common stock and warrants in private placement	-	-	(2,454)	-	-	(2,454)
Foreign currency translation adjustment	-	-	-	17	-	17
Net loss	-	-	-	-	(9,366)	(9,366)
Balance at March 31, 2021	25,437,000	3	89,597	(1,463)	(67,312)	20,825
Stock-based compensation expense	-	-	75	-	-	75
Issuance of common shares to vendor	25,000	-	50	-	-	50
Foreign currency translation adjustment	-	-	-	16	-	16
Net loss	-	-	-	-	(2,401)	(2,401)
Balance at June 30, 2021	25,462,000	$3	$89,722	$(1,447)	$(69,713)	$18,565
Stock-based compensation expense	-	-	2	-	-	2
Issuance of common shares to vendor	60,000	-	107	-	-	107
Stock options exercised	19,809	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	82	-	82
Net loss	-	-	-	-	(2,662)	(2,662)
Balance at September 30, 2021	25,541,809	$3	$89,831	$(1,365)	$(72,375)	$16,094

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

]

SMARTKEM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(10,415)	$(14,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	151	147
Common shares issued to vendor for services	230	186
Amortization of right of use asset	197	164
Stock-based compensation	318	6,097
Loss on foreign currency transactions	3,131	799
Change in operating assets and liabilities:
Accounts receivable, net	(21)	19
Research & development tax credit receivable	104	46
Prepaid expenses and other current assets	(311)	(614)
Accounts payable and accrued expenses	(29)	478
Lease liabilities	(190)	(196)
Other assets	—	2
Net cash used in operating activities	(6,835)	(7,301)

Cash flows from investing activities:
Purchases of property, plant and equipment	(67)	(282)
Net cash used by investing activities	(67)	(282)

Cash flows from financing activities:
Proceeds from term loan payable	—	738
Repayment of term loan payable	—	(738)
Proceeds from the issuance of common stock and warrants in private placement	—	24,638
Proceeds from the issuance of common stock in private placement	2,000	—
Payment of issuance costs	(170)	(2,454)
Proceeds from the exercise of stock options	—	20
Net cash provided by financing activities	1,830	22,204

Effect of exchange rate changes on cash	(850)	(666)

Net change in cash	(5,922)	13,955

Cash and cash equivalents, beginning of period	12,226	764
Cash and cash equivalents, end of period	$6,304	$14,719

Supplemental disclosure of cash and non-cash investing and financing activities
Cash paid for interest	$—	$19
Right of use asset and lease liability additions	$583	$86

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

1.    BUSINESS AND BASIS OF PREPARATION:

SmartKem, Inc. (“SmartKem” or the “Company”) a Delaware corporation, formerly known as Parasol Investments Corporation (“Parasol”), was formed on May 13, 2020 and is the successor, as discussed below, of SmartKem Limited, which was formed under the Laws of England and Wales. The Company was founded as a “shell” company registered under the Exchange Act, with no specific business plan or purpose until it began operating the business of SmartKem Limited following the closing of the Exchange described below.

SmartKem is seeking to reshape the world of electronics with a revolutionary semiconductor platform that enables a new generation of displays, sensors and logic. SmartKem’s patented TRUFLEX® inks are solution deposited at a low temperature, on low-cost substrates to make organic thin-film transistor (“OTFT”) circuits. The Company’s semiconductor platform can be used in a number of applications including mini-LED displays, AMOLED displays, fingerprint sensors and logic circuits. SmartKem develops its materials at its research and development facility in Manchester, UK and its semiconductor manufacturing process at the Centre of Process Innovation (CPI) in Sedgefield, United Kingdom (“UK”). The Company has an extensive IP portfolio including approximately 120 issued patents.

Basis of Presentation

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

Since inception, we have incurred recurring losses including net losses of $4.0 million and $10.4 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022 we had an accumulated deficit of $85.5 million. The Company’s cash as of September 30, 2022 was $6.3 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products.

Management believes that the Company’s existing cash as of September 30, 2022 will be sufficient to fund the operations of the Company through to April 2023 and that the Company will require additional capital funding to continue its operations and research and development activity thereafter.

There can be no assurance, however, that such financing will be available by April 2023, if at all, or on acceptable terms and conditions. The precise amount and timing of the funding needs cannot be determined

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

accurately at this time, and will depend on a number of factors, including the market demand for the Company’s products, the quality of product development efforts including potential joint collaborations, management of working capital, and the continuation of normal payment terms and conditions for purchase of services.

In order to address its capital needs, including its planned research and development activities and other expenditures, the Company is assessing options for financing our working capital requirements through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Adequate financing opportunities might not be available to the Company, when needed, on acceptable terms or at all.

If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms, manage working capital, or secure variation to the normal payment terms and conditions for purchase of services, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs and product portfolio expansion, which could adversely affect its operating results or business prospects. Although management continues to pursue these plans for additional financing, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations by April 2023 or if at all. After considering the uncertainties, management consider it is appropriate to continue to adopt the going concern basis in preparing the consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Under ASC 805, Business Combinations, SmartKem Limited was deemed the accounting acquirer based on the following predominate factors: Parasol was created as a “shell” company to effect a business combination and had no operations, the former shareholders of SmartKem Limited own more than a majority of the outstanding voting stock of the Company, the Company’s board of directors and management consists of the former board of directors and management of SmartKem Limited, SmartKem Limited was the largest entity by assets at the time of the Exchange, and the principal operating location of the Company is SmartKem Limited’s premises which are located in Manchester, UK.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

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

Management’s Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s unaudited interim condensed consolidated financial statements relates to the valuation of common share, fair value of share options, and the valuation allowance of deferred tax assets. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may materially vary from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of non-collection. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for doubtful accounts would be required. There was no allowance for doubtful accounts recorded as of September 30, 2022 and December 31, 2021.

Impairment of Long-Lived Assets

Management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. If the carrying amount is greater than the undiscounted cash flows, the carrying amount of the asset is reduced to the asset’s fair value. An impairment loss is recognized immediately as an operating expense in the condensed consolidated statements of operations. Reversal of previously recorded impairment losses are prohibited. As of September 30, 2022 and December 31, 2021, Company’s management believed that no revision to the remaining useful lives or impairment of the Company’s long-lived assets was required.

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

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

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

For the three months ended September 30, 2022 and 2021, the Company recorded grant income and research & development tax credits of $273 thousand and $446 thousand, respectively, and $851 thousand and $1,126 thousand for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, and December 31, 2021, the Company had receivables related to research & development tax credits for payments not yet received of $738 thousand and $1,070 thousand, respectively.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

From the date of the Exchange forward, the Company’s functional currency is the USD. The functional currency of the Company’s foreign operation is the respective local currency. Assets and liabilities of foreign operation denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. The condensed consolidated statements of operations and comprehensive loss are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized gain/loss is recognized as foreign currency translation as a component of other comprehensive income.

Foreign Currency Transactions

The Company measures foreign currency denominated monetary assets and liabilities using exchange rates in effect at the end for the period. Transaction gains and losses are included in net loss. Foreign exchange losses, primarily driven by foreign exchange revaluation of our dollar borrowings held by non-dollar group undertakings, were $1,493 thousand and $3,131 thousand for the three- and nine-month periods ended September 30, 2022, respectively. Foreign exchange gains were $386 thousand and foreign exchanges losses were $799 thousand for the three-and nine-month periods ended September 30, 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, there were no accruals for uncertain tax positions.

Contingent Liabilities

A provision for contingent liabilities is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The Company is a party to certain litigation and disputes arising in the normal course of business. As of September 30, 2022, the Company does not expect that such matters will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Offering Costs

Direct and incremental legal and accounting costs associated with the Company’s issuance of common stock and warrants are deferred and classified as a component of other assets on the condensed consolidated balance sheet until completion of the issuance. Upon completion of the issuance, deferred offering costs are reclassified from other assets to equity and recorded against the net proceeds received in the issuance. For the nine months ended September 30, 2022 and 2021 respectively, $170 thousand and $2,454 thousand of offering costs were recorded in additional paid-in capital. No offering costs were deferred as of both September 30, 2022 and December 31, 2021.

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

The Company has 2,168,000 pre-funded common stock warrants outstanding as of September 30, 2022, which became exercisable on April 24, 2021 based on terms and conditions of the agreements. As the pre-funded common stock warrants are exercisable for $0.01, these shares are considered outstanding common shares and included in computation of basic and diluted Earnings Per Share as the exercise of the pre-funded common stock warrants is virtually assured. The Company included these pre-funded common stock warrants in basic and diluted earnings per share when all conditions were met on April 24, 2021.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	September 30,
	2022	2021
Options	2,384,632	2,036,882
Warrants	985,533	985,533
Total	3,370,165	3,022,415

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

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

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2022	2021
Prepaid service charges and property taxes	$64	$58
Prepaid utilities	32	51
Prepaid insurance	512	412
Prepaid administrative expenses	43	63
Prepaid technical fees	199	141
Prepaid consulting fees	455	27
VAT receivable	77	50
Other receivable and other prepaid expenses	44	—
Total prepaid expenses and other current assets	$1,426	$802

As of September 30, 2022 and December 31, 2021, there was $178 thousand and $217 thousand respectively, of non-current prepaid insurance related to directors’ and officers’ liability insurance that was included in the amounts above. As of September 30, 2022, prepaid consulting fees includes amounts paid for a one-year internet advertising campaign (note 9).

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

4.    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2022	2021
Plant and equipment	$1,377	$1,633
Furniture and fixtures	203	245
Computer hardware and software	23	26
	1,603	1,904
Less: Accumulated depreciation	(1,019)	(1,102)
Property, plant and equipment, net	$584	$802

Depreciation expense was $46 thousand and $52 thousand for the three months ended September 30, 2022 and 2021, respectively, and $151 thousand and $147 thousand for the nine months ended September 30, 2022 and 2021, respectively and is classified as research and development expense.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
Accounts payable	$408	$510
Accrued expenses – lab refurbishments	108	131
Accrued expenses – technical fees	59	66
Accrued expenses – variable rent & utilities	10	20
Accrued expenses – audit & accounting fees	224	191
Accrued expenses – other	68	112
Credit card liabilities	29	10
Payroll and social security liabilities	309	383
Total accounts payable and accrued expenses	$1,215	$1,423

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

In July 2022, the Company entered into a lease for office accommodation in Hsinchu City Taiwan. The lease term expires in 2025.

There was no sublease rental income for the three and nine months ended September 30, 2022 and 2021. The Company is not the lessor in any lease agreement, and no related party transactions for lease arrangements have occurred.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

The table below presents certain information related to the lease costs for the Company’s operating and finance leases for the periods ended:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$65	$60	$196	$159
Short-term lease cost	2	3	6	29
Variable lease cost	48	7	143	105
Total lease cost	$115	$70	$345	$293

The total lease cost is included in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$107	$64	$325	$271
Selling, general and administrative	8	6	20	22
Total lease cost	$115	$70	$345	$293

Right of use lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	September 30,	December 31,
	2022	2021
Assets
Operating lease right of use assets	$495	$154
Total lease assets	$495	$154
Liabilities
Current liabilities:
Operating lease liability – current portion	$199	$87
Noncurrent liabilities:
Operating lease liability, net of current portion	275	28
Total lease liabilities	$474	$115

The Company had no right of use lease assets and lease liabilities for financing leases as of September 30, 2022 and December 31, 2021.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

The table below presents certain information related to the cash flows for the Company’s operating leases for the periods ended:

	For the Nine Months Ended September 30,
	2022	2021
Operating cash outflows from operating leases	$190	$196
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right of use assets	$583	$86

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating and finance leases as of the period ended:

	For the Nine Months Ended September 30,
	2022	2021
Weighted average remaining lease term (in years) – operating leases	2.40	0.89
Weighted average discount rate – operating leases	7.69%	6.07%

Undiscounted operating lease liabilities as of September 30, 2022, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows:

As of
September 30,
2022
2022	$66
2023	218
2024	217
2025	17
Total undiscounted lease payments	518
Less imputed interest	(44)
Total net lease liabilities	$474

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

For nine months ended September 30, 2021, the Company incurred an effective interest rate of 26.20% relating to notes payable. The interest expense recognized based on the debt’s effective interest rate for nine months ended September 30, 2021, was $19 thousand.

There were no notes payable outstanding during the nine months ended September 30, 2022 and no associated interest expense during the period.

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

Capital expenditure commitments and unconditional purchase obligations contracted for but not yet incurred as of September 30, 2022, totaled $770 thousand and primarily consists of purchase commitments in the normal course of business for research & development services, communications infrastructure and administrative services.

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

Common Stock Issued to Vendors for Services

On February 28, 2022 and on May 27, 2022, the Company issued 12,500 and 22,473 shares of common stock, respectively, as payment for investor relations services.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.

Common Stock Warrants

On February 23, 2021, a total of 985,533 fully vested common stock warrants were issued to a vendor for financial advisory services provided in connection with the sale of the Company’s common stock. The common stock warrants are exercisable at a per share price of $2.00 until they expire on February 23, 2026. During the nine months ended September 30, 2022 and 2021, respectively, no warrants issued to vendors for financial advisory services were exercised. The grant date fair value for these warrants of $0.91 per warrant for a total fair value of $896 thousand, was determined using the Black-Scholes options valuation model. The Company recorded the warrants at fair value, as both an increase and decrease in additional paid-in capital during the nine months ended September 30, 2021. There were no warrants issued during the three and nine months ended September 30, 2022.

A summary of the Company’s warrants to purchase common stock activity is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Warrants outstanding at January 1, 2022	985,533	$2.00	4.15
Exercised	—	—	—
Forfeited or Expired	—	—	—
Granted	—	-	—
Warrants outstanding at September 30, 2022	985,533	$2.00	3.40

On February 23, 2021, a total of 2,168,000 pre-funded common stock warrants were issued to investors with an exercise price of $0.01 per share for total proceeds to the Company of $4,314 thousand. During the three and nine months ended September 30, 2022, no warrants issued to investors were exercised. The grant date fair value for these warrants of $1.99 is based on the stock price at issuance date of $2.00 less the exercise price of $0.01. The pre-funded common stock warrants have no expiration date and terminate upon exercise.

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

Weighted-
Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2022	2,168,000	$0.01
Exercised	—	—
Forfeited or Expired	—	—
Granted	—
Pre-funded warrants outstanding at September 30, 2022	2,168,000	$0.01

The grant date fair value of common stock warrants is determined using the Black Scholes option-pricing model. There was no public trading market for our shares before February 2022 and the Company estimates its expected stock volatility based on historical volatility of publicly traded peer companies. The Company did not issue any warrants in the nine months ended September 30, 2022.

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

Determining the appropriate fair value of share-based awards requires the input of subjective assumptions, including the fair value of the Company’s common shares, and for share options, the expected life of the option, and expected share price volatility. The Company uses the Black-Scholes option pricing model to value its share option awards. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involves inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, the share-based compensation expense could be materially different for future awards. Options granted under the 2021 Plan for the three months ended September 30, 2022 were valued using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended
September 30, 2022
Expected term (years)	6.3
Risk-free interest rate	3.1%
Expected volatility	64%
Expected dividend yield	0%

In the absence of a public trading market of the common share, on each grant date, the Company develops an estimate of the fair value of the common shares underlying the option grants. The Company estimated the fair value of the common shares by referencing arms-length transactions inclusive of the common shares underlying which occurred on or near the valuation date(s). From February 2022, the Company’s common shares are publicly traded and where an active market exists, the Company will no longer have to estimate the fair value of the common share, rather the value will be determined based on quoted market prices. The Company determined the fair value of common share using methodologies, approaches and assumptions consistent with the AICPA Practice Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation and based in part on input from an independent third-party valuation firm.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

The Company estimates its expected volatility by using a combination of historical share price volatilities of similar companies within our industry. The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s options on a grant date. The expected option term assumption is the contractual term, as the service period is implied under the practical expedient since the Company does not have sufficient exercise history to estimate expected term of its historical option awards. The following table reflects share activity under the share option plans for nine months ended September 30, 2022:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-	Aggregate
		Average	Contractual	Average	Intrinsic
	Number of	Exercise	Term	Fair Value at	Value
	Shares	Price	(Years)	Grant Date	(in thousands)
Options outstanding at January 1, 2022	1,953,882	$1.72323	9.31	$1.12355
Exercised	—	—
Cancelled	—	—
Forfeited	(37,250)	2.00000
Granted	468,000	2.00000
Options outstanding at September 30, 2022	2,384,632	$1.77322	8.79	$1.11185
Options exercisable at September 30, 2022	887,888	$1.39093	8.51		$216
Vested and expected to vest after September 30, 2022	2,384,632	$1.77322	8.79		$216

As of September 30, 2022, there were 887,888 exercisable options outstanding.

Stock-based compensation, including stock options and warrants is included in the unaudited interim condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$36	$(2)	$114	$2,930
Selling, general and administrative	87	4	204	3,167
Total	$123	$2	$318	$6,097

Total compensation cost related to non-vested stock option awards not yet recognized as of September 30, 2022 was $1,470 thousand and will be recognized on a straight-line basis through the end of the vesting periods in July 2026. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

11.    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses are comprised of the following items:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Salaries and benefits	$508	$577	$1,513	$4,792
Rent and property tax expense	9	6	24	22
Insurance	164	168	495	323
Utilities	—	1	2	3
Sales and marketing	369	316	803	421
Legal and professional fees	310	248	1,048	956
Other selling, general, and administrative expenses	32	52	117	178
Total	$1,392	$1,368	$4,002	$6,695

12.    DEFINED CONTRIBUTION PENSION:

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Pension cost is included in the unaudited interim condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$25	$25	$78	$73
Selling, general and administrative	13	13	40	30
Total pension cost	$38	$38	$118	$103

As of September 30, 2022 and December 31, 2021 there were no amounts owed to the pension scheme.

13.    RELATED PARTY TRANSACTIONS:

In addition to transactions and balances related share-based compensation to officers and directors, the Company incurred expenses of $37 thousand and $18 thousand, for the three months ended September 30, 2022 and 2021, respectively, and $84 thousand and $43 thousand, for the nine months ended September 30, 2022 and 2021 due to reimbursement of expenses and compensation for members of the Board of Directors. These expenses are recorded in selling, general & administrative in the unaudited interim condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, there was $27 thousand and $18 thousand respectively payable to members of the Board of Directors that are recorded in accounts payable and accrued expenses on the unaudited interim condensed consolidated balance sheets.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

14.    SUBSEQUENT EVENTS:

The Company has evaluated subsequent events through to the issuance of these financial statements and is not aware of any material items that would require disclosure in the notes to the financial statements or would be required to be recognized as of September 30, 2022.

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

Our loss before income taxes was $4.0 million and $2.7 million for the three months ended September 30, 2022 and 2021, respectively and $10.4 million and $14.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, our accumulated deficit was $85.5 million. Substantially all our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.

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

Comparison of Loss from Operations for the three month-periods ended September 30, 2022 and 2021

Our results of operations for the three month-periods ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Increase (Decrease)
US$000	2022	2021	Amount	Percentage
Revenue	$26	$—	$26	100%
Cost of revenue	26	—	26	100%
Gross profit	—	—	—	100%
Other operating income	277	447	(170)	(38)%
Operating expenses
Research and development	1,346	1,356	(10)	(1)%
Selling, general and administrative	1,392	1,368	24	2%
Transaction expenses	—	—	—	—%
Total operating expenses	2,738	2,724	14	1%
Loss from operations	$(2,461)	$(2,277)	$(184)	8%

Revenue and Cost of revenue

Revenues were $26 thousand in the three months ended September 30, 2022, compared with none in the same period of 2021. Revenue in the third quarter of 2022 resulted from the sale of OTFT backplanes and TRUFLEX® materials for customer assessment and development purposes.

Cost of revenue was $26 thousand in the three months ended September 30, 2022, compared with none in the same period of 2021. Cost of revenue resulted from the sale of the OTFT backplanes and materials described above.

Other operating income

	Three Months Ended September 30,		Increase (Decrease)		% of total	% of total
US$000	2022	2021	Amount	Percentage	2022	2021
Research & development tax credit	$273	$446	$(173)	(39)%	99%	100%
Sale of fixed assets	4	—	4	100%	1%	0%
Other grants	—	1	(1)	(100)%	0%	0%
Total other operating income	$277	$447	$(170)	(38)%	100%	100%

Other operating income was $277 thousand in the three months ended September 30, 2022, compared to $447 thousand in the same period of 2021, a decrease of $170 thousand, or 38%. The decrease resulted primarily from a decrease in research and development tax credits resulting from a lower level of eligible expenditure and the impact of adverse exchange rate movements compared to the comparable period of 2021.

Operating expenses

	Three Months Ended September 30,		Increase (Decrease)		% of total	% of total
US$000	2022	2021	Amount	Percentage	2022	2021
Research and development	$1,346	$1,356	$(10)	(1)%	49%	50%
Selling, general and administrative	1,392	1,368	24	2%	51%	50%
Transaction expenses	—	—	—	—%	0%	0%
Total operating expenses	$2,738	$2,724	$14	1%	100%	100%

Operating expenses of $2.7 million for the three months ended September 30, 2022 are consistent with those for the equivalent period of 2021.

Research and development expense, which represents 49% and 50% of our total operating expenses for the three months ended September 30, 2022 and 2021, respectively, decreased by $0.1 million compared to the comparable period of 2021 to $1.3 million due to the impact of movements in exchange rates offsetting $0.2 million higher expenditure as we further developed core materials and fabricated demonstrator devices to promote our technology to prospective customers and partners.

Selling, general and administrative expense, which represents 51% and 50% of our total operating expenses for the three months ended September 30, 2022 and 2021, respectively, remained at $1.4 million for the quarter as increased expenditure of $0.2 million was offset by the impact of movements in exchange rates.

Non-operating (expense)/income

	Three Months Ended September 30,		Increase (Decrease)
US$000	2022	2021	Amount	Percentage
Loss from operations	$(2,461)	$(2,277)	$(184)	8%
Non-operating (expense)/income
(Loss)/gain on foreign currency transactions	(1,493)	(386)	(1,107)	287%
Interest expense	—	—	—	—%
Interest income	1	1	—	—%
Total non-operating (expense)/income	(1,492)	(385)	(1,107)	288%
Loss before income taxes	(3,953)	(2,662)	(1,291)	48%
Income tax expense	—	—	—	—
Net loss	$(3,953)	$(2,662)	$(1,291)	48%

Non-operating expenses for the three months ended September 30, 2022 increased $1.1 million, or 288%, to $1.5 million, compared to $0.4 million for the three months ended September 30, 2021, as a result of higher losses on foreign currency transactions due to fluctuations in U.S. dollar/U.K. pound value arising from the translation of foreign currency denominated balances on intra-group loans and other intra-group balances.

Loss before income taxes was $4.0 million for the three months ended September 30, 2022, an increase of $1.3 million, or 48%, compared to $2.7 million for the three months ended September 30, 2021. The increase in loss before income taxes was attributable to the $0.2 million lower other operating income and the $1.1 million higher non-operating expenses as described in the preceding paragraphs.

Comparison of Loss from Operations for the nine month-periods ended September 30, 2022 and 2021

Our results of operations for the nine month-periods ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended September 30,		Increase (Decrease)
US$000	2022	2021	Amount	Percentage
Revenue	$60	$—	$60	—%
Cost of revenue	50	—	50	—%
Gross profit	10	—	10	—%
Other operating income	855	1,135	(280)	(25)%

Research and development	4,150	6,725	(2,575)	(38)%
Selling, general and administrative	4,002	6,695	(2,693)	(40)%
Transaction expenses	—	1,329	(1,329)	(100)%
Total operating expenses	8,152	14,749	(6,597)	(45)%
Loss from operations	$(7,287)	$(13,614)	$6,327	(46)%

Revenue and Cost of revenue

Revenues were $60 thousand in the nine months ended September 30, 2022, compared with none in the same period of 2021. Revenue in the first three quarters of 2022 resulted from sales of OTFT backplanes and TRUFLEX® materials for customer assessment and development purposes.

Cost of revenue was $50 thousand in the nine months ended September 30, 2022, compared with none in the same period of 2021. Cost of revenue resulted from the sale of the OTFT backplanes and materials described above.

Other operating income

	Nine Months Ended September 30,		Increase (Decrease)		% of total	% of total
US$000	2022	2021	Amount	Percentage	2022	2021
Research & development tax credit	$851	$945	$(94)	(10)%	100%	83%
Research & development grants	—	181	(181)	(100)%	0%	16%
Sale of fixed assets	4	—	4	100%	0%	0%
Other grants	—	9	(9)	(100)%	0%	1%
Total other operating income	$855	$1,135	$(280)	(25)%	100%	100%

Other operating income was $855 thousand in the nine months ended September 30, 2022, compared to $1,135 thousand in the same period of 2021, a decrease of $280 thousand, or 25%. The decrease resulted primarily from the absence of research and development grants in the first nine months of 2022, and the adverse impact of exchange rate movements on research and development tax credits recognized compared to the prior period. In the first three quarters of 2021, we received $181 thousand in research and development funding for our work on the “SmartLight” project that successfully demonstrated OTFT mini-LED backlights for displays with improved light uniformity and lower defects.

Operating expenses

	Nine Months Ended September 30,		Increase (Decrease)		% of total	% of total
US$000	2022	2021	Amount	Percentage	2022	2021
Research and development	$4,150	$6,725	$(2,575)	(38)%	51%	46%
Selling, general and administrative	4,002	6,695	(2,693)	(40)%	49%	45%
Transaction expenses	—	1,329	(1,329)	(100)%	0%	9%
Total operating expenses	$8,152	$14,749	$(6,597)	(45)%	100%	100%

Operating expenses decreased $6.6 million, or 45%, to $8.2 million for the nine months ended September 30, 2022, compared to $14.7 million for the comparable period of 2021.

Research and development expense, which represents 51% and 46% of our total operating expenses for the nine months ended September 30, 2022 and 2021, respectively, decreased by $2.6 million to $4.2 million for the period, primarily due to a $2.7 million decrease in stock compensation expense, a $0.4 million reduction from the effect of exchange rate movement compared to the prior year, partially offset by a $0.5 million increase in expenses incurred in further developing core materials and in fabricating demonstrator devices to promote our technology to prospective customers and partners.

Selling, general and administrative expense, which represents 49% and 45% of our total operating expenses for the nine months ended September 30, 2022 and 2021, respectively decreased by $2.7 million to $4.0 million for the period. This decrease was mainly due to a $3.0 million decrease in stock compensation expense, a $0.2 million reduction from the effect of exchange rate movements compared to the prior period, offset by $0.5 million additional expense from the additional legal, accounting and insurance expenses of operating as a public company and from increased marketing and related expenses promoting our products.

Transaction costs of $1.3 million associated with the Exchange were incurred in the nine-month period ended September 30, 2021. The Exchange was consummated during the first quarter of 2021 and no significant additional Exchange-related expenses were recorded thereafter.

Non-operating (expense)/income

	Nine Months Ended September 30,		Increase (Decrease)
US$000	2022	2021	Amount	Percentage
Loss from operations	$(7,287)	$(13,614)	$6,327	(46)%
Non-operating (expense)/income
Loss on foreign currency transactions	(3,131)	(799)	(2,332)	292%
Interest expense	—	(19)	19	(100)%
Interest income	3	3	—	—%
Total non-operating expense	(3,128)	(815)	(2,313)	284%
Loss before income taxes	(10,415)	(14,429)	4,014	(28)%
Income tax expense	—	—	—	—
Net loss	$(10,415)	$(14,429)	$4,014	(28)%

Non-operating expenses for the nine months ended September 30, 2022 increased by $2.3 million, or 284%, to $3.1 million, compared to $815 thousand for the nine months ended September 30, 2021, as a result of higher losses on foreign currency transactions due to fluctuations in U.S. dollar/U.K. pound value arising from transactions denominated in foreign currencies and the translation of foreign currency denominated balances on intra-group loans.

Loss before income taxes was $10.4 million for the nine months ended September 30, 2022, a decrease of $4.0 million, or 28%, compared to $14.4 million for the nine months ended September 30, 2021. The decrease in loss before income taxes was attributable to the lower research and development expense and the lower selling, general and administrative expense, offset by higher non-operating expense as described in the preceding paragraphs.

Liquidity and Capital Resources

To date, we have funded our liquidity and capital requirements primarily with proceeds from the private sale of our equity and debt securities and borrowing against our research and development credits. On January 27, 2022, we sold an aggregate of 1,000,000 shares of our common stock to existing investors at a price of $2.00 per share for total gross proceeds of $2.0 million. As of September 30, 2022, our cash and cash equivalents were $6.3 million compared with $12.2 million as of December 31, 2021.

We believe that our existing cash as of September 30, 2022 will be sufficient to fund our operations through to April 2023 if we continue to spend as forecasted to, and that we will require additional capital funding to continue our operations and research and development activity thereafter.

There can be no assurance, however, that such financing will be available by April 2023, if at all, or on acceptable terms and conditions. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products, the quality of product development efforts including potential joint collaborations, management of working capital, and the continuation of normal payment terms and conditions for purchase of services.

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

The following table shows a summary of our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Increase (Decrease)
US$000	2022	2021	Amount	Percentage
Net cash used in operating activities	$(6,835)	$(7,301)	$466	(6)%
Net cash used by investing activities	(67)	(282)	215	(76)%
Net cash provided by financing activities	1,830	22,204	(20,374)	(92)%
Effect of exchange rate changes on cash	(850)	(666)	(184)	28%
Net change in cash	(5,922)	13,955	(19,877)	(142)%
Cash, beginning of period	12,226	764	11,462	1,500%
Cash, end of period	$6,304	$14,719	$(8,415)	(57)%

Operating Activities

Net cash used in operating activities was $6.8 million for the nine months ended September 30, 2022, compared to $7.3 million for the nine months ended September 30, 2021, a decrease of $0.5 million, or 6%. The decrease resulted primarily from $1.0 million lower supplier payments as transaction expenses were largely settled in the nine months ended September 30, 2021 and a $0.2m favorable impact from changes in exchange rates compared to the prior period, partially offset by $0.6 million higher payroll payments in 2022 reflecting increases in headcount to support our sales and marketing activities and to operate as a public company.

Investing Activities

Net cash used in investing activities was $67 thousand for the nine months ended September 30, 2022, compared to $282 thousand in the corresponding period of 2021. Net cash used in investing activities in the 2022 period resulted from purchase of laboratory and capital equipment to support our increasing research and development activity. In the future, we expect to continue to incur additional capital expenditures to support our research and development activities and wider business operations.

Financing Activities

Net cash provided by financing activities was $1.8 million for the nine months ended September 30, 2022, compared to $22.2 million in the corresponding period of 2021, a decrease of $20.4 million, or 92%. During the first half of 2022, we consummated a private placement of our common stock resulting in net proceeds of $1.8 million. In connection with the Exchange in February 2021, we consummated a private placement resulting in net cash of $22.2 million in the first half of 2021.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and purchase commitments in the normal course of business for research & development facilities and services, communications infrastructure and administrative services. These will be funded from the Company’s cash balances and working capital.

	Payments Due by Period
US$(000)	2022	2023	2024	2025	Total
Operating lease liabilities	$66	$218	$217	$17	$518
Purchase obligations	227	486	57	-	770
	$293	$704	$274	$17	$1,288

Critical Accounting Policies and Estimates

Our unaudited interim condensed consolidated financial statements and the related notes thereto included in this Report are prepared in accordance with U.S. GAAP. The preparation of interim condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operation, and cash flows will be affected. A summary of our critical accounting policies is presented in Note 2 Summary of Significant Accounting Policies to our unaudited interim condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q). There were no material changes to our critical accounting policies during the three and nine months ended September 30, 2022. A summary of our critical accounting estimates was presented in our management’s discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting estimates during the three and nine months ended September 30, 2022.

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

In the nine months ended September 30, 2022, we raised net proceeds of $1.8 million through the sale of our common stock. As of September 30, 2022 we had $6.3 million of cash after funding net cash used in operations for the nine-month period ended September 30, 2022 of $6.8 million, $1.2 million of which was used in operation for the three months ended September 30, 2022.

We believe that our existing cash as of September 30, 2022 will be sufficient to fund our operations through to April 2023 and that we will require additional capital funding to continue our operations and research and development activity thereafter.

There can be no assurance, however, that such financing will be available by April 2023, if at all, or on acceptable terms and conditions. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products, the quality of product development efforts including potential collaborations, management of working capital, and the continuation of normal payment terms and conditions for purchase of services.

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

If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, manage working capital, or secure variation to the normal payment terms and conditions, we will be forced to delay, reduce or eliminate some or all of its research and development programs and product portfolio expansion, which could adversely affect our operating results or business prospects. Although management continues to pursue these plans for additional financing, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations by April 2023, if at all. After considering the uncertainties, management consider it is appropriate to continue to adopt the going concern basis in preparing the consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Constant Currency

Changes in our financial results include the impact of changes in foreign currency exchange rates. For the three and nine-month periods ended September 30, 2022 and 2021, we did not include the impact of constant currency within this Quarterly Report on Form 10-Q as foreign exchange did not have a significant impact on our reported USD amounts for these periods.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act.

In August 2022 in connection with the preparation the Company’s interim financial statements for the period ended June 30, 2022, the Company determined that it had made an error in the presentation and accounting of its consolidated statement of cash flows in the Company’s annual and interim consolidated financial statements during 2021 and the first quarter of 2022. The effect of this error was to overstate net cash used in operating activities for each reported period impacted. The error had no effect on the Company’s cash flow from investing activities, financing activities, net change in cash or cash and cash equivalents as of the reporting date and had no impact on the Company’s consolidated balance sheet, statements of operations and comprehensive loss and the statements of equity.

Aa result, we determined that there was a material error in the cash flow statement due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the cash flow statement. Accordingly, management has determined that this control deficiency constitutes a material weakness and, as a result, management has concluded that, as of September 30, 2022, our internal control over financial reporting was not effective based on the criteria in Internal Control Integrated Framework (2013) issued by the COSO.

Based upon, and as of the date of, this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures as of September 30, 2022 were not effective.

Remediation Plan for Material Weakness

Management is actively engaged in implementing and assessing remediation efforts to address the material weakness. The monitoring and review controls over the preparation of financial statements have been enhanced, including designing, documenting and implementing additional reconciliations, analysis and review procedures to evaluate and monitor presentation of the cash flow statement. We can provide no assurance that our remediation efforts described herein will be successful and that we will not have material weaknesses in the future.

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

We have incurred recurring losses since inception and, as of September 30, 2022, had an accumulated deficit of $85.5 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products, and it is possible we will never achieve profitability. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2021. Future reports on our consolidated financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We believe that our existing cash as of September 30, 2022 will be sufficient to fund our operations through to April 2023 and that we will require additional capital to continue our operations and research and development activity thereafter. There can be no assurance, however, that such financing will be available by April 2023, if at all, or on acceptable terms and conditions. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products, the quality of product development efforts including potential joint collaborations, management of working capital, and the continuation of normal payment terms and conditions for purchase of services.

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

In August 2022, the Company determined that it made an error in the presentation and accounting of its consolidated statement of cash flows in the Company’s annual and interim consolidated financial statements during 2021 and 2022. The effect of this error was to overstate net cash used in operating activities for each reported period. The error had no effect on the Company’s cash flow from investing activities, financing activities, net change in cash or cash and cash equivalents as of the reporting date and had no impact on the Company’s consolidated balance sheet, statements of operations and comprehensive loss and the statements of equity.

As a result, we determined that there was a material error in the cash flow statement that required a restatement of the financial statements for the fiscal year ended December 31, 2021 and to our Form 10-Qs for the periods ended September 30, 2021 and March 31, 2022 (including comparative information for March 31, 2021) to restate the previously issued financial statements, with comparatives for June 30, 2021 restated in the Form 10-Q for the period ended June 30, 2022. This was due to inadequate design and implementation of controls to evaluate and monitor the presentation and compliance with accounting principles generally accepted in the United States of America related to the cash flow statement. Accordingly, management has determined that this control deficiency constitutes a material weakness and, as a result, management has concluded that, as of September 30, 2022, our internal control over financial reporting was not effective based on the criteria in Internal Control Integrated Framework (2013) issued by the COSO.

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

10.1

Service Agreement, dated September 7, 2022, by and between SmartKem Limited and Nigel Prue (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2022)

10.2

Service Agreement, dated September 19, 2022, by and between SmartKem Limited and Robert Bahns (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2022)

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: November 14, 2022

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nigel Prue
Name:	Nigel Prue
Title:	Chief Accounting Officer
(Principal Financial Officer)