Form 10-Q
period 2023-03-31
SmartKem, Inc.
filed 2023-05-15
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, there were 27,087,773 of the registrant’s shares of common stock outstanding.

Item 1. Financial Statements

SMARTKEM, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except number of shares and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$1,700	$4,235
Accounts receivable, net	1	30
Research and development tax credit receivable	1,366	1,121
Prepaid expenses and other current assets	1,211	1,056
Total current assets	4,278	6,442
Property, plant equipment, net	576	602
Right-of-use assets, net	431	475
Other assets, non-current	6	6
Total assets	$5,291	$7,525

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,048	$931
Lease liabilities, current	225	206
Income tax payable	1	22
Other current liabilities	102	244
Total current liabilities	1,376	1,403
Lease liabilities, non-current	188	239
Total liabilities	1,564	1,642

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, zero shares issued and outstanding, at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 27,087,773 and 26,984,996 shares issued and outstanding, at March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	93,278	92,930
Accumulated other comprehensive loss	(939)	(483)
Accumulated deficit	(88,615)	(86,567)
Total stockholders' equity	3,727	5,883
Total liabilities and stockholders’ equity	$5,291	$7,525

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except number of shares and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$16	$30
Cost of revenue	16	23
Gross profit	—	7

Other operating income	269	284

Operating expenses
Research and development	1,279	1,459
Selling, general and administrative	1,433	1,240
Loss/(gain) on foreign currency transactions	111	—
Total operating expenses	2,823	2,699

Loss from operations	(2,554)	(2,408)

Non-operating income/(expense)
Gain/(loss) on foreign currency transactions	502	(354)
Interest income	4	—
Total non-operating income/(expense)	506	(354)

Loss before income taxes	(2,048)	(2,762)
Income tax expense	—	—
Net loss	$(2,048)	$(2,762)

Net loss	$(2,048)	$(2,762)
Other comprehensive loss:
Foreign currency translation	(456)	156
Total comprehensive loss	$(2,504)	$(2,606)

Basic & diluted net loss per common share	$(0.07)	$(0.10)

Basic & diluted weighted average shares outstanding	29,248,150	28,438,003

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

				Accumulated
	Common stock		Additional	other		Total
	$0.0001 par value		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance at January 1, 2023	26,984,996	$3	$92,930	$(483)	$(86,567)	$5,883
Stock-based compensation expense	—	—	293	—	—	293
Issuance of common stock to vendor	102,777	—	55	—	—	55
Foreign currency translation adjustment	—	—	—	(456)	—	(456)
Net loss	—	—	—	—	(2,048)	(2,048)
Balance at March 31, 2023	27,087,773	$3	$93,278	$(939)	$(88,615)	$3,727

				Accumulated
	Common stock		Additional	other		Total
	$0.0001 par value		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance at January 1, 2022	25,554,309	$3	$89,954	$(1,363)	$(75,072)	$13,522
Stock-based compensation expense	—	—	98	—	—	98
Issuance of common stock to vendor	12,500	—	43	—	—	43
Issuance of common stock in private placement	1,000,000	—	2,000	—	—	2,000
Issuance costs related to common stock in private placement	—	—	(160)	—	—	(160)
Foreign currency translation adjustment	—	—	—	156	—	156
Net loss	—	—	—	—	(2,762)	(2,762)
Balance at March 31, 2022	26,566,809	$3	$91,935	$(1,207)	$(77,834)	$12,897

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

]

SMARTKEM, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities:
Net loss	$(2,048)	$(2,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42	54
Stock option expense	293	98
Services settled in common stock	55	43
Right of use asset amortization	56	63
(Gain)/loss on foreign currency exchange rates	(391)	354
Change in operating assets and liabilities:
Accounts receivable	29	(30)
Research & development tax credit receivable	(211)	(284)
Prepaids and other assets	(340)	(471)
Accounts payable & accrued expenses	293	(240)
Lease liabilities	(43)	(40)
Income tax payables	(22)	—
Other current liabilities	(146)	—
Net cash used in operating activities	(2,433)	(3,215)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(41)
Net cash used by investing activities	—	(41)

Cash flow from financing activities:
Proceeds from the issuance of common stock in private placement	—	2,000
Payment of issuance costs	—	(160)
Net cash provided by financing activities	—	1,840

Effect of exchange rate changes on cash	(102)	(163)

Net change in cash	(2,535)	(1,579)

Cash, beginning of period	4,235	12,226
Cash, end of period	$1,700	$10,647

Supplemental disclosure of cash and non-cash investing and financing activities
Professional services settled in common stock issuance	$55	$43

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

1.	GENERAL

The unaudited interim condensed consolidated financial statements of SmartKem, Inc. (“SmartKem” or the “Company”) as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 and may also be found on the Company’s website (www.smartkem.com). In these notes to the interim condensed consolidated financial statements the terms “us”, “we” or “our” refer to SmartKem and its consolidated subsidiaries.

Organization

SmartKem, formerly known as Parasol Investments Corporation (“Parasol”), was formed on May 13, 2020, and is the successor of SmartKem Limited, which was formed under the Laws of England and Wales. The Company was founded as a “shell” company registered under the Exchange Act, with no specific business plan or purpose until it began operating the business of SmartKem Limited following the closing of the Exchange.

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

The Company has access under a framework agreement to equipment which is used in the manufacturing of demonstrator products employing the Company’s inks. If the Company lost access to this fabrication facility, it would materially and adversely affect the Company’s ability to manufacture prototypes and demonstrate products for potential customers. The loss of this access could significantly impede the Company’s ability to engage in product development and process improvement activities. Alternative providers of similar services exist but would take effort and time to bring into the Company’s operations.

Liquidity and Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.

We have incurred continuing losses including net losses of $2.0 million for the three months ended March 31, 2023. As of March 31, 2023 we had an accumulated deficit of $88.6 million. The Company’s cash as of March 31, 2023 was $1.7 million. We anticipate operating losses to continue for the foreseeable future due to, among

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products.

Management believes that the Company’s existing cash as of March 31, 2023 will be sufficient to fund the operations of the Company through the end of May 2023 and that the Company will require additional capital funding to continue its operations and research and development activity thereafter.

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

There is substantial doubt that the Company will be able to pay its obligations as they fall due, and this substantial doubt is not alleviated by management plans. The condensed consolidated financial statements as of March 31, 2023 have been prepared assuming that the Company will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim reporting and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. They include the accounts of all wholly owned subsidiaries and all significant inter-company accounts and transactions have been eliminated in consolidation. Amounts are presented in thousands, except number of shares and per share data.

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended March 31, 2023 and 2022; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report on Form 10-K have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

Significant Accounting Policies

There have been no material changes to our significant accounting policies as set forth in Note 3 Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments: Credit Losses (Topic 326), which requires measurement and recognition of expected losses for financial assets held. The new standard changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require organizations to incorporate considerations of historical information, current conditions and reasonable and supportable forecasts. The standards update is effective prospectively for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted, for U.S. Securities Exchange filers. However, the standard is not applicable until January 1, 2023, because the company has elected to apply the extended transition period available for emerging growth companies. Emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies, which is effective prospectively for annual and interim periods beginning after December 15, 2022. The adoption of this guidance did not have a material impact in the interim condensed consolidated financial statements of the Company.

2.    PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Prepaid service charges and property taxes	$108	$55
Prepaid utilities	96	51
Prepaid insurance	589	358
Prepaid administrative expenses	76	35
Prepaid consulting fees	177	304
Prepaid technical fees	13	22
Research grant receivable	61	—
VAT receivable	41	195
Other receivable and other prepaid expenses	50	36
Total prepaid expenses and other current assets	$1,211	$1,056

As of March 31, 2023 and December 31, 2022, there was $160 thousand and $169 thousand respectively, of non-current prepaid insurance related to directors’ and officers’ liability insurance that was included in the amounts above.

3.    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Plant and equipment	$1,519	$1,478
Furniture and fixtures	224	218
Computer hardware and software	24	24
	1,767	1,720
Less: Accumulated depreciation	(1,191)	(1,118)
Property, plant and equipment, net	$576	$602

Depreciation expense was $42 thousand and $54 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively, and is classified as research and development expense.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

4.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Accounts payable	$456	$250
Accrued expenses – lab refurbishments	120	117
Accrued expenses – technical fees	84	130
Accrued expenses – audit & accounting fees	156	128
Accrued expenses – other	40	95
Payroll and social security liabilities	192	211
Total accounts payable and accrued expenses	$1,048	$931

5.    LEASES:

The Company has operating leases consisting of office space, lab space, and equipment with remaining lease terms of 1 to 3 years, subject to certain renewal options as applicable.

There was no sublease rental income for the three months ended March 31, 2023 and 2022. The Company is not the lessor in any lease agreement, and no related party transactions for lease arrangements have occurred.

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods ended:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease cost	$64	$63
Short-term lease cost	4	2
Variable lease cost	45	54
Total lease cost	$113	$119

The total lease cost is included in the unaudited condensed consolidated statements of operations as follows:

	March 31,
(in thousands)	2023	2022
Research and development	$104	$113
Selling, general and administrative	9	6
Total lease cost	$113	$119

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

Right of use lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Assets
Right of use assets - Operating Leases	$431	$475
Total lease assets	$431	$475

Liabilities
Current liabilities:
Lease liability, current - Operating Leases	$225	$206
Noncurrent liabilities:
Lease liability, non-current - Operating Leases	188	239
Total lease liabilities	$413	$445

The Company had no right of use lease assets and lease liabilities for financing leases as of March 31, 2023 and December 31, 2022.

The table below presents certain information related to the cash flows for the Company’s operating leases for the periods ended:

	March 31,
(in thousands)	2023	2022
Operating cash outflows from operating leases	$43	$40
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right of use assets	—	—
	$43	$40

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of the period ended:

	March 31,
	2023	2022
Weighted average remaining lease term (in years) – operating leases	2.15	1.42
Weighted average discount rate – operating leases	7.77%	6.03%

Undiscounted operating lease liabilities as of March 31, 2023 and December 31, 2022, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows:

	March 31,	December 31,
(in thousands)	2023	2022
2023	$188	$234
2024	241	234
2025	18	19
Total undiscounted lease payments	447	487
Less imputed interest	(34)	(42)
Total net lease liabilities	$413	$445

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

6.    COMMITMENTS AND CONTINGENCIES

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material effect on the interim condensed consolidated financial statements.

Commitments

Capital expenditure commitments and unconditional purchase obligations contracted for but not yet incurred as of March 31, 2023, totaled $540 thousand and primarily consists of purchase commitments in the normal course of business for research & development services, communications infrastructure and administrative services.

7.    STOCKHOLDERS’ EQUITY

Common Stock

Voting Rights

Each holder of common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. The Company’s amended and restated certificate of incorporation and the Company’s amended and restated bylaws do not provide for cumulative voting rights. The holders of one-third of the stock issued and outstanding and entitled to vote, present in person or represented by proxy, constitutes a quorum for the transaction of business at all meetings of the stockholders.

Dividends

The Company has never paid any cash dividends to stockholders and do not anticipate paying any cash dividends to stockholders in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Market Information

Quotations on our common stock on the OTC Market Group’s OTCQB® Market quotation system (“OTCQB”) commenced under the ticker symbol “SMTK” in February 2022. There was no trading of our common stock on the OTCQB or any other over-the-counter market prior to February 2022.

Common Stock Issued to Vendors for Services

On January 6, 2023, the Company issued 50,000 shares of common stock, as payment for investor relations and other financial consulting services.

On February 27, 2023, the Company issued 52,777 shares of common stock as payment for investor relations services.

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

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

Common Stock Warrants

On February 23, 2021, a total of 985,533 fully vested common stock warrants were issued to a vendor for financial advisory services provided in connection with the sale of the Company’s common stock. The common stock warrants are exercisable at a per share price of $2.00 until they expire on February 23, 2026. During the three months ended March 31, 2023 and March 31, 2022, respectively, no warrants issued to vendors for financial advisory services were exercised. The grant date fair value for these warrants of $0.91 per warrant for a total fair value of $896 thousand, was determined using the Black-Scholes options valuation model. There were no warrants issued during the three months ended March 31, 2023.

A summary of the Company’s warrants to purchase common stock activity is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Warrants outstanding at January 1, 2023	985,533	$2.00	3.15
Forfeited	—
Cancelled	—
Granted	—
Warrants outstanding at March 31, 2023	985,533	$2.00	2.90

On February 23, 2021, a total of 2,168,000 pre-funded common stock warrants were issued to investors with an exercise price of $0.01 per share for total proceeds to the Company of $4.3 million. During the three months ended March 31, 2023, no warrants issued to investors were exercised. The grant date fair value for these warrants of $1.99 is based on the stock price at issuance date of $2.00 less the exercise price of $0.01. The pre-funded common stock warrants have no expiration date and terminate upon exercise.

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

Weighted-
Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2023	2,168,000	$0.01
Forfeited	—
Cancelled	—
Granted	—
Pre-funded warrants outstanding at March 31, 2023	2,168,000	$0.01

The grant date fair value of common stock warrants is determined using the Black Scholes option-pricing model. There was no public trading market for our shares before February 2022 and the Company estimates its expected stock volatility based on historical volatility of publicly traded peer companies.

8.    SHARE-BASED COMPENSATION:

On February 23, 2021, the Company approved the 2021 Equity Incentive Plan (“2021 Plan”), in which a maximum aggregate number of shares of common stock that may be issued under the 2021 Plan is 4,376,571 shares. Subject to the adjustment provisions of the 2021 Plan, the number of shares of the Company’s common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning with 2022 fiscal year and ending on the Company’s 2031 fiscal year in an amount equal to the least of: 1) 2,275,000 shares of the Company’s common stock; 2) four percent (4%) of the outstanding

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or 3) such number of shares of the Company’s common stock as the administrator may determine.

Determining the appropriate fair value of share-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock, and for share options, the expected life of the option, and expected share price volatility. The Company uses the Black-Scholes option pricing model to value its share option awards. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, the share-based compensation expense could be materially different for future awards.

There were no options granted under the 2021 Plan for the three months ended March 31, 2023 or March 31, 2022.

Prior to February 2022, in the absence of a public trading market for the common stock, on each grant date, the Company developed an estimate of the fair value of the shares of common stock underlying the option grants. The Company estimated the fair value of the shares of common stock by referencing arms-length transactions inclusive of the shares of common stock underlying which occurred on or near the valuation date(s). The Company determined the fair value of the common stock using methodologies, approaches and assumptions consistent with the AICPA Practice Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation and based in part on input from an independent third-party valuation firm. From February 2022, the Company’s common stock is publicly traded, and the Company no longer has to estimate the fair value of the shares of common stock, rather the value is determined based on quoted market prices.

The Company estimates its expected volatility by using a combination of historical share price volatilities of similar companies within our industry. The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s options on a grant date. The contractual term is 10 years, and the expected option term is lower.

The following table reflects share activity under the share option plans for three months ended March 31, 2023:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-	Aggregate
		Average	Contractual	Average	Intrinsic
	Number of	Exercise	Term	Fair Value at	Value
(in thousands)	Shares	Price	(Years)	Grant Date	(in thousands)
Options outstanding at January 1,2023	2,829,756	$1.81	8.77	$0.98273
Exercised	—	—
Cancelled/Forfeited	—	—
Expired	(28,036)	0.12
Granted	—	—
Options outstanding at March 31, 2023	2,801,720	$1.83	7.60	$0.97345
Options exercisable at March 31, 2023	1,252,870	$1.61	6.04		$63

Stock-based compensation, including stock options and warrants is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	$70	$40
Selling, general and administration	223	58
Total	$293	$98

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

Total compensation cost related to non-vested stock option awards not yet recognized as of March 31, 2023 was $1.1 million and will be recognized on a straight-line basis through the end of the vesting periods in July 2026. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

9.  DEFINED CONTRIBUTION PENSION:

The Company operates a defined contribution pension scheme for its UK employees. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Pension cost is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	$22	$27
Selling, general and administration	18	14
Total	$40	$41

As of March 31, 2023 there was a liability of $7 thousand owed to the plan, and December 31, 2022 there were no amounts owed to the pension scheme.

10.  RELATED PARTY TRANSACTIONS:

There were no related party transactions during the three months ended March 31, 2023.

11.  SUBSEQUENT EVENTS:

There are no subsequent events to report as of the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of SmartKem, Inc. (“SmartKem” or the “Company”) should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2022 to provide an understanding of its results of operations, financial condition and cash flows.

All references in this Quarterly Report to “we,” “our,” “us” and the “Company” refer to SmartKem, Inc., and its subsidiaries unless the context indicates otherwise.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity, and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “10-K”) in Item 1A under “Risk Factors” and the risks detailed from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). These forward-looking statements include, but are not limited to, statements about:

●	the implementation of our business model and strategic plans for our business, technologies and products;
●	the rate and degree of market acceptance of any of our products or organic semiconductor technology in
●	general, including changes due to the impact of (i) new semiconductor technologies, (ii) the performance of organic semiconductor technology, whether perceived or actual, relative to competing semiconductor materials, and (iii) the performance of our products, whether perceived or actual, compared to competing silicon-based and other products;
●	the timing and success of our, and our customers’, product releases;
●	our ability to develop new products and technologies;
●	our estimates of our expenses, ongoing losses, future revenue and capital requirements, including our our needs for additional financing;

●	our ability to obtain additional funds for our operations and our intended use of any such funds;
●	our ability to remain eligible on an over-the-counter quotation system;
●	our receipt and timing of any royalties, milestone payments or payments for products, under any current or future collaboration, license or other agreements or arrangements;
●	our ability to obtain and maintain intellectual property protection for our technologies and products and our ability to operate our business without infringing the intellectual property rights of others;
●	the strength and marketability of our intellectual property portfolio;
●	our dependence on current and future collaborators for developing, manufacturing or otherwise bringing our products to market;
●	the ability of our third-party supply and manufacturing partners to meet our current and future business needs;
●	our exposure to risks related to international operations;
●	our dependence on third-party fabrication facilities;
●	the impact of the COVID-19 pandemic and any future communicable disease outbreak on our business and operations;
●	our relationships with our executive officers, directors, and significant stockholders;

●	our expectations regarding our classification as a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”) in future periods;
●	our future financial performance;
●	the competitive landscape of our industry;
●	the impact of government regulation and developments relating to us, our competitors, or our industry; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our 10-K.

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our 10-K and in this Report and elsewhere in this Report.

Any forward-looking statement in this Report reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the SEC as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Company Overview

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

Our loss before income taxes was $2.0 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, our accumulated deficit was $88.6 million. Substantially all our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.

Results of Operations for the three months ended March 31, 2023

Three months ended March 31, 2023 compared with three months ended March 31, 2022

Revenue and Cost of revenue

Revenues were $16 thousand in the three months ended March 31, 2023, compared with $30 thousand in the same period of 2022. Revenue in the first quarter of 2023 and 2022 resulted from the sale of organic thin-film transistor (OTFT) backplanes and TRUFLEX® materials for customer assessment and development purposes.

Cost of revenue was $16 thousand in the three months ended March 31, 2023, compared with $23 thousand in the same period of 2022. Cost of revenue resulted from the sale of the OTFT backplanes and materials described above.

Other operating income

Other operating income was $269 thousand in the three months ended March 31, 2023, compared to $284 thousand in the same period of 2022, a decrease of $15 thousand, or 5.3%. The decrease resulted primarily from an increase of $53 thousand recorded for a research grant, offset by a decrease of $68 thousand in research and development tax credits compared to the prior period of 2022.

Operating expenses

Operating expenses were $2.8 million for the three months ended March 31, 2023, compared to $2.7 million in the same period of 2022, an increase of $0.1 million, or 4.6%.

Research and development expenses are incurred for the development of TRUFLEX® inks to make OTFT circuits and consists primarily of payroll and technical development costs. The research and development expenses represents 45% and 54% of the total operating expenses for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 research and development expenses decreased to $1.3 million from $1.5 million in the prior year period. The decrease of $0.2 million is primarily due to the reduction of personnel and a reduction in professional service fees.

Selling, general and administrative expenses consist primarily of payroll, and professional services such as accounting, legal services and investor relations, These expenses represent 51% and 46% of our total operating expenses for the three months ended March 31, 2023 and 2022, respectively. Selling, general and administrative expenses of $1.4 million for the quarter, increased by $0.2 million from the prior year period, primarily as a result of increased investor relations expenses.

Losses on foreign currency transactions related to operating expense were $0.1 million for the three months ended March 31, 2023.

Non-Operating income/(expense)

Gains on foreign currency transactions related to intercompany loans were $0.5 million for the three months ended March 31, 2023 compared to the losses of $0.4 million for the three months ended March 31, 2022. The increase of $0.9 million is related to the favorable changes in the exchange rates.

Liquidity and Capital Resources

To date, we have funded our liquidity and capital requirements primarily with proceeds from the private sale of our equity and debt securities and borrowing against our research and development credits. As of March 31, 2023, our cash and cash equivalents were $1.7 million compared with $4.2 million as of December 31, 2022. The decrease of $2.5 million is all related the cash used in operating activities.

We believe that our existing cash as of March 31, 2023 will be sufficient to fund our operations through the end of May 2023 if we continue to spend to our forecast, and that we will require additional capital funding to continue our operations and research and development activity thereafter.

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

Our condensed consolidated financial statements as of March 31, 2023 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We expect to incur significant expenses and operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Because our business does not generate positive cash flow from operating activities, we will need to obtain substantial additional capital in order to support our development efforts and fully commercialize our technology. We believe we will be able to raise additional capital in the event it is in our best interest to do so. Management’s plans are to finance the working capital requirements through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution, or licensing arrangements. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution. If we borrow money, the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations. If we enter into a collaboration, strategic alliance or other similar arrangement, we may be forced to give up valuable rights. To the extent additional capital is not available when needed or on acceptable terms, we may be forced to abandon some or all of our development and commercialization efforts, which would have a material adverse effect on the prospects of the business. Further, our assumptions relating to our cash requirements may differ materially from our actual requirements because of a number of factors, including significant unforeseen delays, changes in timing, scope, focus and direction of our development efforts and costs related to commercialization.

There is substantial doubt that the Company will be able to pay its obligations as they fall due, and this substantial doubt is not alleviated by management plans. The interim condensed consolidated financial statements as of March 31, 2023 have been prepared assuming that the Company will continue as a going concern. Accordingly, the interim condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Critical Accounting Estimates

During the three months ended March 31, 2023, there were no material changes to critical accounting estimates as reported in the 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 and may also be found on the Company’s website (www.smartkem.com).

Application of Critical Accounting Policies

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim reporting. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies as reported in our 10-K. A description of certain accounting policies that may have a significant impact on amounts reported in the financial statements is disclosed in Note 2 to the audited consolidated financial statements contained in the 10-K.

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

As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon, and as of the date of, this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2023 were effective.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 10-K, which could materially affect our business, financial condition or future results. The risks described in the 10-K may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in the 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 6, 2023, the Company issued 50,000 shares of common stock at a value of $0.60 per share to a consultant. Such issuance was exempt from registration under 4(a)(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

On February 27, 2023, the Company issued 52,777 shares of common stock at a value of $0.47 per share to a consultant. Such issuance was exempt from registration under 4(a)(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

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

10.1

Employment Agreement, dated as of December 14, 2022, by and between the Registrant and Barbra Keck (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 30, 2023)

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

Date: May 15, 2023

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ Barbra C. Keck
Name:	Barbra C. Keck
Title:	Chief Financial Officer
(Principal Financial Officer)