Form 10-Q
period 2023-06-30
SmartKem, Inc.
filed 2023-08-14
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 14, 2023, there were 30,387,773 of the registrant’s shares of common stock outstanding.

Item 1. Financial Statements

SMARTKEM, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except number of shares and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$13,774	$4,235
Accounts receivable	1	30
Research and development tax credit receivable	355	1,121
Prepaid expenses and other current assets	941	1,056
Total current assets	15,071	6,442
Property, plant and equipment, net	558	602
Right-of-use assets, net	415	475
Other assets, non-current	6	6
Total assets	$16,050	$7,525

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,494	$931
Lease liabilities, current	245	206
Income tax payable	—	22
Other current liabilities	13	244
Total current liabilities	1,752	1,403
Lease liabilities, non-current	135	239
Warrant liability	1,834	—
Total liabilities	3,721	1,642

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, 14,149 and zero shares issued and outstanding, at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 27,087,773 and 26,984,996 shares issued and outstanding, at June 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	104,424	92,930
Accumulated other comprehensive loss	(1,456)	(483)
Accumulated deficit	(90,642)	(86,567)
Total stockholders' equity	12,329	5,883
Total liabilities and stockholders’ equity	$16,050	$7,525

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except number of shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$8	$4	$24	$34
Cost of revenue	6	2	22	25
Gross profit	2	2	2	9

Other operating income	169	294	438	578

Operating expenses
Research and development	1,257	1,344	2,536	2,802
Selling, general and administrative	1,324	1,370	2,757	2,611
Loss/(gain) on foreign currency transactions	(43)	—	68	—
Total operating expenses	2,538	2,714	5,361	5,413

Loss from operations	(2,367)	(2,418)	(4,921)	(4,826)

Non-operating income/(expense)
Gain/(loss) on foreign currency transactions	533	(1,284)	1,035	(1,638)
Transaction costs allocable to warrants	(198)	—	(198)	—
Change in fair value of the warrant liability	3	—	3	—
Interest income	2	1	6	1
Total non-operating income/(expense)	340	(1,283)	846	(1,637)

Loss before income taxes	(2,027)	(3,701)	(4,075)	(6,463)
Income tax expense	—	—	—	—
Net loss	$(2,027)	$(3,701)	$(4,075)	$(6,463)

Net loss	$(2,027)	$(3,701)	$(4,075)	$(6,463)
Other comprehensive loss:
Foreign currency translation	(517)	722	(973)	878
Total comprehensive loss	$(2,544)	$(2,979)	$(5,048)	$(5,585)

Basic and diluted net loss per common share	$(0.05)	$(0.13)	$(0.12)	$(0.23)

Basic and diluted weighted average shares outstanding	38,916,386	28,751,365	34,108,976	28,595,550

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

						Accumulated
	Preferred Stock		Common stock		Additional	other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at January 1, 2023	—	$—	26,984,996	$3	$92,930	$(483)	$(86,567)	$5,883
Stock-based compensation expense	—	—	—	—	293	—	—	293
Issuance of common stock to vendor	—	—	102,777	—	55	—	—	55
Foreign currency translation adjustment	—	—	—	—	—	(456)	—	(456)
Net loss	—	—	—	—	—	—	(2,048)	(2,048)
Balance at March 31, 2023	—	—	27,087,773	3	93,278	(939)	(88,615)	3,727
Stock-based compensation expense	—	—	—	—	119	—	—	119
Issuance of preferred stock, net of issuance costs	14,149	—	—	—	11,027	—	—	11,027
Foreign currency translation adjustment	—	—	—	—	—	(517)	—	(517)
Net loss	—	—	—	—	—	—	(2,027)	(2,027)
Balance at June 30, 2023	14,149	$—	27,087,773	$3	$104,424	$(1,456)	$(90,642)	$12,329

	Preferred Stock		Common stock		Additional	other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at January 1, 2022	—	$—	25,554,309	$3	$89,954	$(1,363)	$(75,072)	$13,522
Stock-based compensation expense	—	—	—	—	98	—	—	98
Issuance of common stock to vendor	—	—	12,500	—	43	—	—	43
Issuance of common stock in private placement	—	—	1,000,000	—	2,000	—	—	2,000
Issuance costs related to common stock in private placement	—	—	—	—	(160)	—	—	(160)
Foreign currency translation adjustment	—	—	—	—	—	156	—	156
Net loss	—	—	—	—	—	—	(2,762)	(2,762)
Balance at March 31, 2022	—	—	26,566,809	3	91,935	(1,207)	(77,834)	12,897
Stock-based compensation expense	—	—	—	—	97	—	—	97
Issuance of common stock to vendor	—	—	382,473	—	590	—	—	590
Issuance costs related to preferred stock in private placement	—	—	—	—	(10)	—	—	(10)
Foreign currency translation adjustment	—	—	—	—	—	722	—	722
Net loss	—	—	—	—	—	—	(3,701)	(3,701)
Balance at June 30, 2022	—	$—	26,949,282	$3	$92,612	$(485)	$(81,535)	$10,595

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

]

SMARTKEM, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(4,075)	$(6,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	81	105
Stock-based compensation expense	412	195
Issuance of common stock to vendor	55	633
Right-of-use asset amortization	134	131
Gain/(loss) on foreign currency transactions	(962)	1,638
Transaction costs allocable to warrant liability	198	—
Change in fair value of the warrant liability	(3)	—
Change in operating assets and liabilities:
Accounts receivable	30	(6)
Research and development tax credit receivable	804	(578)
Prepaid expenses and other current assets	(64)	(1,057)
Accounts payable and accrued expenses	718	(134)
Lease liabilities	(137)	(115)
Income tax payable	(23)	—
Other current liabilities	(238)	—
Net cash used in operating activities	(3,070)	(5,651)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6)	(58)
Net cash used by investing activities	(6)	(58)

Cash flow from financing activities:
Proceeds from the issuance of preferred stock in private placement	12,386	2,000
Proceeds from the issuance of warrants in private placement	1,763	—
Payment of issuance costs	(1,483)	(170)
Net cash provided by financing activities	12,666	1,830

Effect of exchange rate changes on cash	(51)	(590)

Net change in cash	9,539	(4,469)

Cash, beginning of period	4,235	12,226
Cash, end of period	$13,774	$7,757

Supplemental disclosure of cash and non-cash investing and financing activities
Initial classification of fair value of warrants	$1,837	$—
Right-of-use asset and lease liability additions	$50	$539

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION, BUSINESS, LIQUIDITY AND BASIS OF PRESENTATION

Organization

SmartKem, formerly known as Parasol Investments Corporation (“Parasol”), was formed on May 13, 2020, and is the successor of SmartKem Limited, which was formed under the Laws of England and Wales. The Company was founded as a “shell” company registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with no specific business plan or purpose until it began operating the business of SmartKem Limited following the closing of the transactions contemplated by the Securities Exchange Agreement (“the Exchange Agreement”), dated February 21, 2021, with SmartKem Limited. Pursuant to the Exchange Agreement all of the equity interests in SmartKem Limited, except certain deferred shares which had no economic or voting rights and which were purchased by Parasol for an aggregate purchase price of $1.40, were exchanged for shares of Parasol common stock and SmartKem Limited became a wholly owned subsidiary of Parasol (the “Exchange”).

Business

The Company is seeking to reshape the world of electronics with its disruptive organic thin-film transistors (OTFTs) that have the potential to drive the next generation of displays. SmartKem’s patented TRUFLEX® semiconductor and dielectric inks, or liquid electronic polymers, are used to make a new type of transistor that could potentially revolutionize the display industry. SmartKem’s inks enable low temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost displays that outperform existing models. The company’s electronic polymer platform can be used in a number of display technologies including microLED, miniLED and AMOLED displays for next generation televisions, laptops, augmented reality (AR) and virtual reality (VR) headsets, smartwatches and smartphones. SmartKem develops its materials at its research and development facility in Manchester, UK, its semiconductor manufacturing processes at the Centre for Process Innovation (CPI) at Sedgefield, UK and retains a field application office in Taiwan. The Company has an extensive IP portfolio including 125 granted patents across 19 patent families and 40 codified trade secrets.

Risk and Uncertainties

The Company’s activities are subject to significant risks and uncertainties including the risk of failure to secure additional funding to properly execute the Company’s business plan. The Company is subject to risks that are common to companies in the growth stage, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, reliance on third party manufacturers, protection of proprietary technology and compliance with regulatory requirements.

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

We have incurred continuing losses including net losses of $4.1 million for the six months ended June 30, 2023. The Company’s cash as of June 30, 2023 was $13.8 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

In June 2023 the Company raised $14.0 million through two closings of a private placement of Preferred Stock and Warrants. Net proceeds after related expenses were $12.7 million, alleviating substantial doubt about the Company's ability to continue as a going concern. As a result, the Company’s cash balance at June 30, 2023 was $13.8 million. The Company used approximately $3.1 million of cash in its operating activities for the six months ended June 30, 2023.

Management believes that the Company’s existing cash as of June 30, 2023 will be sufficient to fund the operations of the Company for the twelve months from the issuance of this financial statement, and that the Company may require additional capital funding to continue its operations and research and development activity thereafter.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of SmartKem, Inc. (“SmartKem” or the “Company”) as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 and may also be found on the Company’s website (www.smartkem.com). In these notes to the interim condensed consolidated financial statements the terms “us,” “we” or “our” refer to SmartKem and its consolidated subsidiaries.

These interim condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. They include the accounts of all wholly owned subsidiaries and all significant inter-company accounts and transactions have been eliminated in consolidation. Amounts are presented in thousands, except number of shares and per share data.

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2023 and 2022; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

2. SUMMARY OF SIGNIIFICANT ACCOUNTING POLICIES

Other than the policies listed below, there have been no material changes to our significant accounting policies as set forth in Note 3 Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Management’s Use of Estimates

The preparation of consolidated financial statements in conformity with accounting standards generally accepted in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relates to the valuation of common share, fair value of share options and fair value of warrant liabilities. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

apparent from other sources. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.

Warrant Liability

The Company assessed its warrants in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 480, Distinguishing Liabilities from Equity and 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which warrants that do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company will classify those warrants as liabilities at their fair value and adjusts the warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date and any change in fair value is recognized in the statements of operations.

Issuance Costs

The Company assessed the issuance cost in connection with the issuance of an equity offering. ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering, states that specific incremental costs directly attributable to a proposed or actual offering of equity securities may properly be deferred and charged against the gross proceeds of the offering. Analogizing to that guidance, specific incremental costs directly attributable to the issuance of an equity contract to be classified in equity should generally be recorded as a reduction in equity. However, issuance costs for equity contracts that are classified as a liability should be expensed immediately. The issuance costs are allocated to the equity and liability components of the underlying transaction on a basis of the allocated fair value of the gross proceeds in the overall transactions. The total issuance costs were $1.6 million, with $0.2 million charged directly to the statement of operations.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments: Credit Losses (Topic 326), which requires measurement and recognition of expected losses for financial assets held. The new standard changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require organizations to incorporate considerations of historical information, current conditions and reasonable and supportable forecasts. The standards update is effective prospectively for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted, for U.S. Securities Exchange filers. However, the standard was not applicable until January 1, 2023, because the company has elected to apply the extended transition period available for emerging growth companies. Emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies, which is effective prospectively for annual and interim periods beginning after December 15, 2022. The adoption of this guidance did not have a material impact in the interim condensed consolidated financial statements of the Company.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted the ASU on January 1, 2023. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company has determined that the impact this ASU did not have material effect on its consolidated financial statements.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Prepaid service charges and property taxes	$99	$55
Prepaid utilities	78	51
Prepaid insurance	461	358
Prepaid administrative expenses	77	35
Prepaid consulting fees	32	304
Research grant receivable	35	—
Prepaid technical fees	15	22
VAT receivable	104	195
Other receivable and other prepaid expenses	40	36
Total prepaid expenses and other current assets	$941	$1,056

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Plant and equipment	$1,568	$1,478
Furniture and fixtures	231	218
Computer hardware and software	24	24
	1,823	1,720
Less: Accumulated depreciation	(1,265)	(1,118)
Property, plant and equipment, net	$558	$602

Depreciation expense was $0.1 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.1 million is classified as research and development expense.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Accounts payable	$680	$230
Accrued expenses – lab refurbishments	123	117
Accrued expenses – technical fees	76	130
Accrued expenses – variable rent & utilities	2	15
Accrued expenses – audit & accounting fees	143	128
Accrued expenses – legal & other professional services	126	—
Accrued expenses – other	5	80
Credit card liabilities	17	20
Payroll liabilities	322	211
Total accounts payable and accrued expenses	$1,494	$931

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

6.    LEASES

The Company has operating leases consisting of office space, lab space and equipment with remaining lease terms of 1 to 3 years, subject to certain renewal options as applicable.

The Company is not the lessor in any lease agreement, and no related party transactions for lease arrangements have occurred.

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$75	$68	$139	$131
Short-term lease cost	3	2	7	4
Variable lease cost	20	41	65	95
Total lease cost	$98	$111	$211	$230

The total lease cost is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$95	$105	$199	$218
Selling, general and administrative	3	6	12	12
Total lease cost	$98	$111	$211	$230

Right of use lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Assets
Right-of-use assets, net	$415	$475
Total lease assets	$415	$475

Liabilities
Current liabilities:
Lease liability, current	$245	$206
Noncurrent liabilities:
Lease liability, non-current	135	239
Total lease liabilities	$380	$445

The Company had no right of use lease assets and lease liabilities for financing leases as of June 30, 2023 and December 31, 2022.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

The table below presents certain information related to the cash flows for the Company’s operating leases for the periods ended:

	June 30,
(in thousands)	2023	2022
Operating cash outflows from operating leases	$137	$115
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right of use assets	50	539

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of the period ended:

June 30,
2023
Weighted average remaining lease term (in years) – operating leases	1.80
Weighted average discount rate – operating leases	8.03%

Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

June 30,
(in thousands)	2023
2023	$151
2024	237
2025	19
Total undiscounted lease payments	407
Less imputed interest	(27)
Total net lease liabilities	$380

7.    COMMITMENTS AND CONTINGENCIES

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material effect on the interim condensed consolidated financial statements.

8.    STOCKHOLDERS’ EQUITY

Preferred Stock

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

Series A-1 Preferred Stock

On June 14, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware designating 18,000 shares out of the authorized but unissued shares of its preferred stock as Series A-1 Preferred Stock with a stated value of $1,000 per share (the “Series A-1 Certificate of Designation”). The following is a summary of the principal terms of the Series A-1 Preferred Stock as set forth in the Series A-1 Certificate of Designation:

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

Dividends

The holders of Series A-1 Preferred Stock will be entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock, when and if actually paid. In addition, in the event that on the 18th month anniversary of the Closing Date, the trailing 30-day VWAP (as defined in the Series A-1 Certificate of Designation) is less than the then-effective Series A-1 Conversion Price, the Series A-1 Preferred Stock will begin accruing dividends at the annual rate of 19.99% of the stated value thereof (the “Series A-1 Dividend”). The Series A-1 Dividend would be paid in cash, or, at the option of the Company if certain equity conditions are met, in shares of Common Stock at a price per share equal to ninety percent (90%) of the trailing 10-day VWAP for the last 10 trading date prior to the date the Series A-1 Dividend is paid.

Voting Rights

The shares of Series A-1 Preferred Stock have no voting rights, except (a) the right to vote, with the holders of Common Stock, as a single class, on any resolution presented to stockholders for the purpose of obtaining approval of a proposed amendment to the Charter to effect a reverse split of the outstanding shares of the Common Stock at a ratio to be determined, with each share of Series A-1 Preferred Stock entitled to vote on an as-converted basis and (b) to the extent required by the Delaware General Corporation Law (the “DGCL”).

As long as any shares of Series A-1 Preferred Stock are outstanding, the Company may not, without the approval of a majority of the then outstanding shares of Series A-1 Preferred Stock which must include AIGH Investment Partners LP and its affiliates (“AIGH”) for so long as AIGH is holding at least $1,500,000 in aggregate stated value of Series A-1 Preferred Stock acquired pursuant to the Purchase Agreement (a) alter or change the powers, preferences or rights given to the Series A-1 Preferred Stock, (b) alter or amend the Charter, the Series A-1 Certificate of Designation, the Series A-2 Certificate of Designation (as defined below) or the bylaws of the Company (the “Bylaws”) in such a manner so as to materially adversely affect any rights given to the Series A-1 Preferred Stock, (c) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation (as defined below) senior to, or otherwise pari passu with, the Series A-1 Preferred Stock, other than the Series A-2 Preferred Stock, (d) increase the number of authorized shares of Series A-1 Preferred Stock, (e) issue any Series A-1 Preferred Stock except pursuant to the Purchase Agreement, or (f) enter into any agreement to do any of the foregoing.

Liquidation

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the then holders of the Series A-1 Preferred Stock are entitled to receive out of the assets available for distribution to stockholders of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon, prior and in preference to the Common Stock or any other series of preferred stock (other than the Series A-2 Preferred Stock).

Conversion

The Series A-1 Preferred Stock is convertible into Common Stock at any time at a conversion price of $0.25, subject to adjustment for certain anti-dilution provisions set forth in the Series A-1 Certificate of Designation (the “Series A-1 Conversion Price”). Upon conversion the shares of Series A-1 Preferred Stock will resume the status of authorized but unissued shares of preferred stock of the Company.

Conversion at the Option of the Holder

The Series A-1 Preferred Stock is convertible at the then-effective Series A-1 Conversion Price at the option of the holder at any time and from time to time.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

Mandatory Conversion at the Option of the Company

So long as certain equity conditions are satisfied, the Company may give notice requiring the holders to convert all of the outstanding shares of Series A-1 Preferred Stock into shares of Common Stock at the then-effective Series A-1 Conversion Price.

Beneficial Ownership Limitation

The Series A-1 Preferred Stock cannot be converted to Common Stock if the holder and its affiliates would beneficially own more than 4.99% (or 9.99% at the election of the holder) of the outstanding common stock. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to us, provided that any increase in this limitation will not be effective until 61 days after such notice from the holder to us and such increase or decrease will apply only to the holder providing such notice.

Preemptive Rights

No holders of Series A-1 Preferred Stock will, as holders of Series A-1 Preferred Stock, have any preemptive rights to purchase or subscribe for Common Stock or any of our other securities.

Redemption

The shares of Series A-1 Preferred Stock are not redeemable by the Company.

Negative Covenants

As long as any Series A-1 Preferred Stock is outstanding, unless the holders of more than 50% in stated value of the then outstanding shares of Series A-1 Preferred Stock shall have otherwise given prior written consent (which must include AIGH for so long as AIGH is holding at least $1,500,000 in aggregate stated value of Series A-1 Preferred Stock acquired pursuant to the Purchase Agreement), the Company cannot, subject to certain exceptions, (a) enter into, create, incur, assume, guarantee or suffer to exist any indebtedness, (b) enter into, create, incur, assume or suffer to exist any liens, (c) repay, repurchase or offer to repay, repurchase or otherwise acquire more than a de minimis number of shares of its Common Stock, Common Stock equivalents or junior securities, (d) enter into any transaction with any affiliate of the Company which would be required to be disclosed in any public filing with the Commission, unless such transaction is made on an arm’s-length basis and expressly approved by a majority of the disinterested directors of the Company, (e) declare or pay a dividend on junior securities or (f) enter into any agreement with respect to any of the foregoing.

Trading Market

There is no established trading market for any of the Series A-1 Preferred Stock, and we do not expect a market to develop. We do not intend to apply for a listing for any of the Series A-1 Preferred Stock on any securities exchange or other nationally recognized trading system. Without an active trading market, the liquidity of the Series A-1 Preferred Stock will be limited.

Series A-2 Preferred Stock

On June 14, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware designating 18,000 shares out of the authorized but unissued shares of its preferred stock as Series A-2 Preferred Stock with a stated value of $1,000 per share (the “Series A-2 Certificate of Designation”). The following is a summary of the principal terms of the Series A-2 Preferred Stock as set forth in the Series A-2 Certificate of Designation:

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

Dividends

The holders of Series A-2 Preferred Stock will be entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock, when and if actually paid.

Voting Rights

The shares of Series A-2 Preferred Stock have no voting rights, except to the extent required by the DGCL.

As long as any shares of Series A-2 Preferred Stock are outstanding, the Company may not, without the approval of a majority of the then outstanding shares of Series A-2 Preferred Stock (a) alter or change the powers, preferences or rights of the Series A-2 Preferred Stock, (b) alter or amend the Charter, the Series A-2 Certificate of Designation or the Bylaws in such a manner so as to materially adversely affect any rights given to the Series A-2 Preferred Stock, (c) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the Series A-2 Preferred Stock or (d) enter into any agreement to do any of the foregoing.

Liquidation

 Upon a Liquidation, the then holders of the Series A-2 Preferred Stock are entitled to receive out of the assets available for distribution to stockholders of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon, prior and in preference to the Common Stock or any other series of preferred stock (other than the Series A-1 Preferred Stock).

Conversion

The Series A-2 Preferred Stock is convertible into Common Stock at any time at a conversion price of $0.25, subject to adjustment for certain anti-dilution provisions set forth in the Series A-2 Certificate of Designation (the “Series A-2 Conversion Price”). Upon conversion the shares of Series A-2 Preferred Stock will resume the status of authorized but unissued shares of preferred stock of the Company.

Conversion at the Option of the Holder

The Series A-2 Preferred Stock is convertible at the then-effective Series A-2 Conversion Price at the option of the holder at any time and from time to time.

Automatic Conversion

On the trading day immediately preceding the date on which shares of Common Stock commence trading on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange all, but not less than all, of the outstanding shares of Series A-2 Preferred Stock shall automatically convert, without any action on the part of the holder thereof and without payment of any additional consideration, into that number of shares of Common Stock determined by dividing the stated of such share of Series A-2 Preferred Stock by the then applicable Series A-2 Conversion Price.

Beneficial Ownership Limitation

The Series A-2 Preferred Stock cannot be converted to common stock if the holder and its affiliates would beneficially own more than 4.99% (or 9.99% at the election of the holder) of the outstanding common stock. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to us, provided that any increase in this limitation will not be effective until 61 days after such notice from the holder to us and such increase or decrease will apply only to the holder providing such notice.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

Preemptive Rights

No holders of Series A-2 Preferred Stock will, as holders of Series A-2 Preferred Stock, have any preemptive rights to purchase or subscribe for Common Stock or any of our other securities.

Redemption

The shares of Series A-2 Preferred Stock are not redeemable by the Company.

Trading Market

There is no established trading market for any of the Series A-2 Preferred Stock, and we do not expect a market to develop. We do not intend to apply for a listing for any of the Series A-2 Preferred Stock on any securities exchange or other nationally recognized trading system. Without an active trading market, the liquidity of the Series A-2 Preferred Stock will be limited.

Series A-1 and A-2 Preferred Stock and Class A and Class B Warrant Issuances

On June 14, 2023, the Company and certain investors entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which the Company sold an aggregate of (i) 9,229 shares of Series A-1 Convertible Preferred Stock at a price of $1,000 per share (the “Series A-1 Preferred Stock”), (ii) 2,950 shares of the Company’s Series A-2 Convertible Preferred Stock at a price of $1,000 per share (“Series A-2 Preferred Stock” and together with the Series A-1 Preferred Stock, the “Preferred Stock”), (iii) Class A Warrants to purchase up to an aggregate of 48,716,000 shares of common stock (the “Class A Warrant”), and (iv) Class B Warrants to purchase up to an aggregate of 27,943,860 shares of common stock (the “Class B Warrant” and together with the Class A Warrant, the “Warrants”) for aggregate gross proceeds of $12.2 million (the “June 2023 PIPE”). In addition, 1,200,000 Class B Warrants were issued in lieu of cash payments for consulting services related to the offering. The fair value of the service provided was $59 thousand.

On June 22, 2023, in a second closing of the June 2023 PIPE, the Company sold an aggregate of (i) 1,870.36596 Series A-1 Preferred Stock, (ii) 100 shares of Series A-2 Preferred Stock, and (iii) Class A Warrants to purchase up to an aggregate of 7,881,464 shares of Common Stock pursuant to the Purchase Agreement for aggregate gross proceeds of $2.0 million. In addition, 300,000 Class B Warrants were issued in lieu of cash payments for consulting services related to the offering. The fair value of the service provided was $15 thousand.

Each Class A Warrant has an exercise price of $0.25 and each Class B Warrant has an exercise price of $0.01, both subject to adjustments in accordance with the terms of the Warrants. The Warrants expire five years from the issuance date.

There were an additional 4,464,118 warrants issues related to a placement agent fee. The fair value of this fee is $31 thousand.

The Company has accounted for the Class A and Class B Warrants as derivative instruments in accordance with ASC 815, Derivatives and Hedging. The Company classified the Warrants as a liability because they cannot be considered indexed to the Company’s stock due to provisions that, in certain circumstances, adjust the number of shares to be issued if the exercise price is adjusted and the existence of a pre-specified volatility input to the Black-Scholes calculation which could be used to calculate consideration in the event of a Fundamental Transaction, as defined in the agreements.

The Company received net proceeds after expenses of $12.7 million. Of the net proceeds, the Company allocated an estimated fair value of $1.8 million to the Warrants. The Company also expensed $0.2 million of issuance costs that were allocated to the warranty liability during the three and six months ended June 30, 2023.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

The terms of the June 2023 PIPE include a number of restrictions on our operations and on our ability to raise additional capital. The Purchase Agreement, among other things, provides that, for a period ending on June 14, 2024, we may not use cash from operating activities (as defined under U.S. generally accepted accounting principles) of more than an average of $2.8 million for any consecutive three-month period (subject to certain exceptions). This provision may cause us to delay certain actions that may benefit our business and may prevent us from pursuing potentially favorable business opportunities, even if a majority of our board of directors believes such actions or opportunities are in the best interest of our company and our stockholders.

Under the terms of the Purchase Agreement, for a period ending on December 15, 2025, in the event that we issue common stock or common stock equivalents in a subsequent financing (as defined in the Purchase Agreement), the significant purchasers (defined in the Purchase Agreement as a purchaser acquiring at least 1,000 shares of Series A-1 Preferred Stock) will have the right to purchase up to 40% of the securities sold in the subsequent financing. This provision may make it more difficult for us to raise additional capital because other investors may want to provide all or a larger portion of the capital provided in the subsequent financing or may be unwilling to co-invest with one or more of the significant purchasers or may be unwilling to commit to provide financing without knowing how much of the subsequent financing will be provided by the significant purchasers.

In addition, during such period, we may not issue common stock or common stock equivalents in a subsequent financing with an effective price per share of common stock that is or may become lower than the then-effective conversion price of the Series A-1 Preferred Stock without the consent of the significant purchasers, which must include AIGH Investment Partners LP and its affiliates for so long as they are holding at least $1,500,000 in aggregate stated value of Series A-1 Preferred Stock acquired pursuant to the Purchase Agreement. This provision may prevent us from obtaining additional capital on market terms even if a majority of our board of directors believes that the terms of the subsequent financing are in the best interests of our company and our stockholders. This provision may also have the effect of increasing the cost of obtaining additional capital either because the significant purchasers refuse to consent to any such subsequent financing unless provided by them on terms approved by them or because we are required to provide additional consideration to such significant purchasers in exchange for their consent.

In the event that we issue common stock or common stock equivalents in a subsequent financing prior to the time our common stock is listed on a national securities exchange, the Purchase Agreement provides that if a significant purchaser reasonably believes that any of the terms and conditions of the subsequent financing are more favorable to an investor in the subsequent financing than the terms of the June 2023 PIPE, such significant purchaser has the right to require us to amend the terms of the June 2023 PIPE to include such more favorable term for such significant purchaser. This provision may make it more expensive to obtain additional capital prior to an uplisting because it permits any significant purchaser to “cherry pick” the terms of the subsequent financing and to require any term deemed to be more favorable to be included retroactively in the terms of the June 2023 PIPE. This provision also potentially creates uncertainty around the terms of a subsequent financing because the significant purchasers have the right to review terms of a completed subsequent financing before deciding which, if any, of the terms thereof they find more favorable to them.

The Purchase Agreement provides that, until June 14, 2025, a significant purchaser may participate in a subsequent transaction by exchanging some or all of its Series A-1 Preferred Stock having a stated value equal to its subscription amount in the subsequent financing. This provision may adversely affect the amount of capital we raise in a subsequent financing, as it permits a significant purchaser to roll its existing investment into the new financing rather than being required to invest cash. This provision also has the potential to make it more difficult for us to raise additional capital as other investors may want to provide all or a larger portion of the capital provided in the subsequent financing or may require us to raise a minimum amount of new capital or may be unwilling to commit to provide financing without knowing how much of the subsequent financing will be provided by the significant purchasers in cash.

If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate commercialization, our research and product development, or grant rights to develop and market our products that we would otherwise prefer to develop and market ourselves and may have a material adverse effect on our business, financial condition and results of operations.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

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

Common Stock Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

				Weighted-
				Average
			Weighted-	Remaining
			Average	Contractual
	Number of	Exercise Price	Exercise	Term
	Shares	per Share	Price	(Years)
Warrants outstanding at January 1, 2023	985,533	$2.00	$2.00	3.15
Issued	90,505,442		0.17
Exercised	—
Expired	—
Warrants outstanding at June 30, 2023	91,490,975	$0.01 - $2.00	$0.19	4.94

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

Weighted-
Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2023	2,168,000	$0.01
Issued	—
Exercised	—
Expired	—
Pre-funded warrants outstanding at June 30, 2023	2,168,000	$0.01

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

For any grant dates prior to February 2022, the fair value of common stock warrants is determined using the Black Scholes option-pricing model. There was no public trading market for our shares before February 2022 and the Company estimates its expected stock volatility based on historical volatility of publicly traded peer companies.

9. SHARE-BASED COMPENSATION:

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

There were no options granted under the 2021 Plan for the three and six months ended June 30, 2023 and 2022.

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

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

The following table reflects share activity under the share option plans for the six months ended June 30, 2023:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-	Aggregate
		Average	Contractual	Average	Intrinsic
	Number of	Exercise	Term	Fair Value at	Value
	Shares	Price	(Years)	Grant Date	(in thousands)
Options outstanding at January 1, 2023	2,829,756	$1.81	8.77	$0.98273
Exercised	—	—
Cancelled/Forfeited	—	—
Expired	(83,836)	(1.37)
Granted	—	—
Options outstanding at June 30, 2023	2,745,920	$1.82	7.50	$0.97410
Options exercisable at June 30, 2023	1,294,692	$1.62	6.10		$63

Stock-based compensation is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$49	$38	$119	$78
Selling, general and administration	70	59	293	117
Total	$119	$97	$412	$195

Total compensation cost related to non-vested stock option awards not yet recognized as of June 30, 2023 was $1.1 million and will be recognized on a straight-line basis through the end of the vesting periods in July 2026. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

10. NET LOSS PER COMMON SHARE:

Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period, without consideration of potentially dilutive securities, except for those shares that are issuable for little or no cash consideration. Diluted net loss per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as stock options and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options and warrants are generally deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

The following potentially dilutive securities were excluded from the computation of earnings per share as of June 30, 2023 and 2022 because their effects would be anti-dilutive:

	June 30,
	2023	2022
Common stock warrants	62,047,115	985,533
Assumed conversion of preferred stock	56,597,464	—
Stock options	2,745,920	1,937,382
Total	121,390,499	2,922,915

At June 30, 2023, the Company had 2,168,000 pre-funded warrants outstanding. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three and six months ended June 30, 2023 and 2022:

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average shares issued	27,087,773	26,583,365	27,083,982	26,427,550
Weighted average pre-funded warrants	2,168,000	2,168,000	2,168,000	2,168,000
Weighted average penny warrants	9,660,613	-	4,856,993	-
Weighted average shares outstanding	38,916,386	28,751,365	34,108,976	28,595,550

11.  DEFINED CONTRIBUTION PENSION:

The Company operates a defined contribution pension scheme for its UK employees. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Pension cost is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$22	$26	$44	$53
Selling, general and administration	15	13	33	27
Total	$37	$39	$77	$80

12. FAIR VALUE MEASUREMENTS

The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value for the quarter ended June 30, 2023:

(in thousands)	Warrant Liability
Balance at January 1,2023	$—
Fair value of warrant issued in Private Placement Offering	1,837
Total change in the liability included in earnings	(3)
Balance at June 30, 2023	$1,834

As disclosed in Note 7 of the Company’s consolidated financial statements, the Company allocated part of the proceeds of private placement of the Company’s preferred A-1 and A-2 shares to warrant liability issued in connection with the transaction. The valuations of the warrants were determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, expected volatility, risk free interest rate and expected life of the instrument. Since our common stock was not publicly traded until February 2022 there has been insufficient volatility data available. Accordingly, we have used an expected volatility based on historical common stock volatility of our peers. The Company has accounted for them as derivative instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period.

The fair value of the preferred and common warrants at June 30, June 22 and June 14, 2023 was determined by using option pricing models assuming the following:

	June 30,	June 22	June 14
	2023	2023	2023
Expected term (years)	4.96	5.00	5.00
Risk-free interest rate	4.05%	3.95%	3.98%
Expected volatility	50.0%	50.0%	50.0%
Expected dividend yield	0.0%	0.0%	0.0%
Underlying stock price	$0.06	$0.06	$0.06

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

Additionally, the Company has determined that the warrant liability should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the option pricing models against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of SmartKem stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of the Company’s stock over that term; annual rate of dividends; and the risk-free rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of SmartKem stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (ASC 820-10). The risk-free rate of return is a Level 2 input as defined in ASC 820-10, while the historical volatility is a Level 3 input as defined in ASC 820. Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy.

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, the fair values were determined using Level 3:

	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2023
Description
Liabilities:
Warrant liability	$—	$—	$1,834	$1,834
Total liabilities	$—	$—	$1,834	$1,834

13. SUBSEQUENT EVENTS:

Warrant Exercises

Subsequent to June 30, 2023, warrants to purchase 2,500,000 shares of the Company’s common stock with an exercise price of $0.01 per share were exercised for proceeds of $25,000.

Preferred Stock Conversions

Subsequent to June 30, 2023, the Company issued 800,000 shares of the Company’s common stock upon the conversion of 200 Series A-2 Preferred Stock.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity, and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q (this “Report”) that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “10-K”) in Item 1A under “Risk Factors” and the risks detailed from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). These forward-looking statements include, but are not limited to, statements about:

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

Company Overview

We are seeking to reshape the world of electronics with our disruptive organic thin-film transistors (OTFTs) that have the potential to drive the next generation of displays. Our patented TRUFLEX® semiconductor and dielectric inks, or liquid electronic polymers, are used to make a new type of transistor that could potentially revolutionize the display industry. Our inks enable low temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost displays that outperform existing models. Our electronic polymer platform can be used in a number of display technologies including microLED, miniLED and AMOLED displays for next generation televisions, laptops, augmented reality (AR) and virtual reality (VR) headsets, smartwatches, and smartphones.

We develop our materials at its research and development facility in Manchester, UK, our semiconductor manufacturing processes at the Centre for Process Innovation (CPI) at Sedgefield, UK and retain a field application office in Taiwan. We have an extensive IP portfolio including 125 granted patents across 19 patent families and 40 codified trade secrets.

Since our inception in 2009, we have devoted substantial resources to the research and development of materials and production processes for the manufacture of organic thin film transistors and the enhancement of our intellectual property.

Our loss before income taxes was $2.0 million and $3.7 million for the three months ended June 30, 2023 and 2022, and $4.1 million and $6.5 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, our accumulated deficit was $90.6 million. Substantially all our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.

Results of Operations for the three and six months ended June 30, 2023

Three months ended June 30, 2023 compared with three months ended June 30, 2022

Revenue and Cost of revenue

Revenues were $8.0 thousand in the three months ended June 30, 2023, compared with $4.0 thousand in the same period of 2022. Cost of revenue was $6.0 thousand in the three months ended June 30, 2023, compared with $2.0 thousand in the same period of 2022. Both revenues and related cost of revenue for the three months ended June 30, 2023 and 2022 are a result of sales of organic thin-film transistor (OTFT) backplanes and TRUFLEX® materials for customer assessment and development purposes.

Other operating income

Other operating income was $0.2 million in the three months ended June 30, 2023, compared to $0.3 million in the same period of 2022. The primary source of the income is related to a research grant and research and development tax credits.

Operating expenses

Operating expenses were $2.5 million for the three months ended June 30, 2023, compared to $2.7 million in the same period of 2022, a decrease of $0.2 million.

Research and development expenses are incurred for the development of TRUFLEX® inks to make OTFT circuits and consists primarily of payroll and technical development costs. The research and development expenses represent 49.5% and 49.5% of the total operating expenses for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 research and development expenses remained constant for the quarter for each respective year.

Selling, general and administrative expenses consist primarily of payroll and professional services such as accounting, legal services and investor relations. These expenses represent 52.2% and 50.5% of our total operating expenses for the three months ended June 30, 2023 and 2022, respectively. Selling, general and administrative expenses of $1.3 million for the quarter, decrease by $0.0 million from the prior year period, primarily as a result of decreases in investor relations expenses.

Non-Operating income/(expense)

Issuance costs of $0.2 million allocated to the warrant liability were expensed in full during the three months ended June 30, 2023. The majority of costs were legal, placement and consulting fees specifically related to the private placement transaction.

Gains on foreign currency transactions related to intercompany loans were $0.5 million for the three months ended June 30, 2023 compared to the losses of $1.3 million for the three months ended June 30, 2022. The increase of $1.8 million is related to favorable changes in the exchange rates.

Six months ended June 30, 2023 compared with six months ended June 30, 2022

Revenue and Cost of revenue

Revenues were $24.0 thousand in the six months ended June 30, 2023, compared with $34.0 thousand in the same period of 2022. Cost of revenue was $22.0 thousand in the six months ended June 30, 2023, compared with $25.0 thousand in the same period of 2022. Both revenues and related cost of revenue for the six months ended June 30, 2023 and 2022 are a result of sales of organic thin-film transistor (OTFT) backplanes and TRUFLEX® materials for customer assessment and development purposes.

Other operating income

Other operating income was $0.4 million and $0.6 million the six months ended June 30, 2023 and 2022. The primary source of the income is related to a research grant and research and development tax credits.

Operating expenses

Operating expenses for the six months ended June 30, 2023 were $5.4 million compared to $5.4 million in the same period of 2022.

Research and development expenses are incurred for the development of TRUFLEX® inks to make OTFT circuits and consists primarily of payroll and technical development costs. Research and development expenses were $2.5 million and $2.8 million for the six months ended June 30, 2023 and 2022. The decrease of $0.3 million is primarily due to the reduction of personnel and professional service fee expenses. The research and development expenses represents 47.3% and 51.8% of total operating expenses for the six months ended June 30, 2023 and 2022, respectively.

Selling, general and administrative expenses consist primarily of payroll and professional services such as accounting, legal services and investor relations, These expenses represent 51.4% and 48.2% of our total operating expenses for the six months ended June 30, 2023 and 2022, respectively. Selling, general and administrative expenses were $2.8 million for the six months ended June 30, 2023, as compared to $2.6 million for the six months ended June 30, 2022 an increase $0.1 million of primarily due to the result of increase in personnel expense related to bonus accruals.

Losses on foreign currency transactions related to operating expense were $0.1 million for the six months ended June 30, 2023.

Non-Operating income/(expense)

Issuance costs of $0.2 million allocated to the warrant liability were expensed in full during the six months ended June 30, 2023. The majority of costs were legal, placement and consulting fees specifically related to the private placement transaction.

Gains on foreign currency transactions related to intercompany loans were $1.0 million for the six months ended June 30, 2023 compared to the losses of $1.6 million for the six months ended June 30, 2022. The increase of $2.6 million is related to the favorable changes in the exchange rates.

Liquidity and Capital Resources

To date, we have funded our liquidity and capital requirements primarily with proceeds from the private sale of our equity and debt securities and borrowing against our research and development credits. As of June 30, 2023, our cash and cash equivalents were $13.8 million compared with $4.2 million as of December 31, 2022. The increase of $9.5 million is due to net proceeds of $12.7 million received related to the June 2023 PIPE financing and was offset by cash usage of $3.1 million related to operating activities.

We believe that our existing cash as of June 30, 2023 will be sufficient to fund our operations through for the next twelve months if we continue to spend to our forecast, and that we may require additional capital funding to continue our operations and research and development activity thereafter.

The Company’s capital commitments over the next twelve months include (a) $1.5 million to satisfy accounts payable and accrued expenses and (b) $0.2 million to satisfy the lease liabilities. Additional capital commitments beyond the next twelve months include $0.1 million of lease liabilities.

Critical Accounting Estimates

The Company allocated part of the proceeds of private placement of the Company’s preferred A-1 and A-2 shares to warrant liability issued in connection with the transaction. The valuations of the warrants were determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. The Company has classified the warrants as a long-term liability due to certain provisions relating to the holders’ ability to exercise the warrants beyond twelve months of the reporting date and has accounted for them as derivative instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim reporting. Other than the accounting for the valuation of warrant liability, during the three and six months ended June 30, 2023, there were no material changes to our critical accounting policies as reported in the 10-K. A description of certain accounting policies that may have a significant impact on amounts reported in the financial statements is disclosed in Note 3 to the audited consolidated financial statements contained in the 10-K.

Warrant Liability

The Company accounts for warrants in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging, under which warrants that do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company will classify those warrants as liabilities at their fair value and adjusts the warrants to fair value in respect of each reporting period. The valuation of the warrant liability was determined using an option pricing model. This model uses inputs such as the underlying price of the shares issued at the measurement date, expected volatility, risk free interest rate and expected life of the instrument. Since our common stock was not publicly traded until February 2022 there has been insufficient volatility data available. Accordingly, we have used an expected volatility based on historical common stock volatility of our peers. In addition, the Company used the probability of uplisting as an input in the model to determine the fair value of the warrant liability. The Company will adjust the fair value of the warranty liability at the end of each reporting period.

Issuance Costs

The Company assessed the issuance cost in connection with the issuance of an equity offering. ASC 340-10-S99-1 states that specific incremental costs directly attributable to a proposed or actual offering of equity securities may properly be deferred and charged against the gross proceeds of the offering. Analogizing to that guidance, specific incremental costs directly attributable to the issuance of an equity contract to be classified in equity should generally be recorded as a reduction in equity. However, issuance costs for equity contracts that are classified as a liability should be expensed immediately. The issuance costs are allocated to the equity and liability components of the underlying transaction on a basis of the allocated fair value of the gross proceeds in the overall transactions

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, because of the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation of the financial statements for the second quarter of 2023 a material weakness in the Company’s internal control over financial reporting was identified relating to the complex financial reporting and accounting associated with the Company’s June 2023 private placement, a non-cash item. None of the Company’s filed financial statements are impacted. The June 30, 2023 financial statements contained in this Form 10-Q reflect the appropriate accounting for this transaction and no prior financial statements were impacted.

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

Except as set forth below there have been no material changes to the risk factors previously disclosed in the 10-K.

The terms of the June 2023 PIPE contain restrictions on our operations and on our ability to raise additional capital that may have an adverse effect on us.

The terms of the June 2023 PIPE include a number of restrictions on our operations and on our ability to raise additional capital. The Purchase Agreement, among other things, provides that, for a period ending on June 14, 2024, we may not use cash from operating activities (as defined under U.S. generally accepted accounting principles) of more than an average of $2.8 million for any consecutive three-month period (subject to certain exceptions). This provision may cause us to delay certain actions that may benefit our business and may prevent us from pursuing potentially favorable business opportunities, even if a majority of our board of directors believes such actions or opportunities are in the best interest of our company and our stockholders.

Under the terms of the Purchase Agreement, for a period ending on December 15, 2025, in the event that we issue common stock or common stock equivalents in a subsequent financing (as defined in the Purchase Agreement), the significant purchasers (defined in the Purchase Agreement as a purchaser acquiring at least 1,000 shares of Series A-1 Preferred Stock) will have the right to purchase up to 40% of the securities sold in the subsequent financing. This provision may make it more difficult for us to raise additional capital because other investors may want to provide all or a larger portion of the capital provided in the subsequent financing or may be unwilling to co-invest with one or more of the significant purchasers or may be unwilling to commit to provide financing without knowing how much of the subsequent financing will be provided by the significant purchasers.

In addition, during such period, we may not issue common stock or common stock equivalents in a subsequent financing with an effective price per share of common stock that is or may become lower than the then-effective conversion price of the Series A-1 Preferred Stock without the consent of the significant purchasers, which must include AIGH Investment Partners LP and its affiliates for so long as they are holding at least $1,500,000 in aggregate stated value of Series A-1 Preferred Stock acquired pursuant to the Purchase Agreement. This provision may prevent us from obtaining additional capital on market terms even if a majority of our board of directors believes that the terms of the subsequent financing are in the best interests of our company and our stockholders. This provision may also have the effect of increasing the cost of obtaining additional capital either because the significant purchasers refuse to consent to any such subsequent financing unless provided by them on terms approved by them or because we are required to provide additional consideration to such significant purchasers in exchange for their consent.

In the event that we issue common stock or common stock equivalents in a subsequent financing prior to the time our common stock is listed on a national securities exchange, the Purchase Agreement provides that if a significant purchaser reasonably believes that any of the terms and conditions of the subsequent financing are more favorable to an investor in the subsequent financing than the terms of the June 2023 PIPE, such significant purchaser has the right to require us to amend the terms of the June 2023 PIPE to include such more favorable term for such significant purchaser. This provision may make it more expensive to obtain additional capital prior to an uplisting because it permits any significant purchaser to “cherry pick” the terms of the subsequent financing and to require any term deemed to be more favorable to be included retroactively in the terms of the June 2023 PIPE. This provision also potentially creates uncertainty around the terms of a subsequent financing because the significant purchasers have the right to review terms of a completed subsequent financing before deciding which, if any, of the terms thereof they find more favorable to them.

The Purchase Agreement provides that, until June 14, 2025, a significant purchaser may participate in a subsequent transaction by exchanging some or all of its Series A-1 Preferred Stock having a stated value equal to its subscription amount in the subsequent financing. This provision may adversely affect the amount of capital we raise in a subsequent financing, as it permits a significant purchaser to roll its existing investment into the new financing rather than being required to invest cash. This provision also has the potential to make it more difficult for us to raise additional capital as other investors may want to provide all or a larger portion of the capital provided in the subsequent financing or may require us to raise a minimum amount of new capital or may be unwilling to commit to provide financing without knowing how much of the subsequent financing will be provided by the significant purchasers in cash.

If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate commercialization, our research and product development, or grant rights to develop and market our products that we would otherwise prefer to develop and market ourselves and may have a material adverse effect on our business, financial condition and results of operations.

The Series A-1 Preferred Stock contains certain terms and restrictions that may have a material adverse effect on our business, financial condition and results of operations.

The Series A-1 Preferred Stock provides that if the volume weighted average price of our common stock for the 30-day period ending on December 14, 2024 is less than the then-current conversion price of the Series A-1 Preferred Stock, the Series A-1 Preferred Stock will accrue dividends at an annual rate of 19.99% of the stated value thereof. Those dividends must be paid in cash unless certain equity conditions are met, in which case we may pay such dividends by issuing shares of common stock having a per share value equal to 90% of the volume weighted average price of our common stock for the 10-day period ending on the date of payment. No assurance can be given that we would satisfy the conditions permitting us to pay dividends on the Series A-1 Preferred Stock in shares of common stock. Any cash dividends required to be paid would materially and adversely affect our financial condition. Even if we are able to pay such dividends in shares of common stock, the issuance of such shares would have a dilutive effect on the ownership interests of the holders of our common stock.

Among other things, the Series A-1 Preferred Stock prohibits us from (i) issuing additional shares of preferred stock ranking on a parity as to dividends or upon liquidation, (ii) incurring more than $1,000,000 in new debt, (iii) granting liens and security interests on our assets (subject to certain exceptions), or (iv) repurchasing shares of common stock, common stock equivalents or junior securities (as defined in the certificate of designation) subject to certain exceptions, or paying dividends on junior securities debt, without the vote or consent of the holders of a majority of the then outstanding shares of Series A-1 Preferred Stock which must include AIGH Investment Partners LP and its affiliates for so long as they are holding at least $1,500,000 in aggregate stated value of Series A-1 Preferred Stock acquired pursuant to the Purchase Agreement. These restrictions have the potential to limit our ability to issue shares of preferred stock to raise capital as investors are unlikely to invest in preferred stock which is structurally subordinated to the Series A-1 Preferred Stock or to make the use of preferred stock more expensive as investors are likely to demand premium terms to invest in a series of junior preferred stock. These provisions may also have the effect of increasing the cost of obtaining additional capital either because the holders of the Series A-1 Preferred Stock refuse to consent to the issuance of a parity series of preferred stock unless issued to them on terms approved by them or because we are required to provide additional consideration to such holders in exchange for their consent. The restrictions on our ability to incur debt or grant liens on our assets may prevent us from acquiring equipment or other assets using purchase price financing or leasing even if the acquisition of such equipment or other assets is in the best interests of our stockholders.

The terms and restrictions summarized above may have a material adverse effect on our business, financial condition and results of operations.

The transfer of our technology and manufacturing know-how to a third-party commercial manufacturer may result in unanticipated costs and delays that could have a material and adverse effect our business, financial condition and results of operations.

We do not have the ability to produce our flexible transistors at commercial scale. We have recently engaged a third-party foundry service in Taiwan to assist us in developing a commercial manufacturing process for our products with the ultimate goal of enabling one or more third parties to manufacture our products at commercial scale for customers that do not have their own facilities. While we believe that display products utilizing our proprietary OTFTs can be made using existing commercial processes, we expect that transferring our technology and manufacturing know-how to a third-party manufacturer will be a time-intensive and costly process. We may also be required to adapt our manufacturing processes to enable our display products to be made at commercial scale. Any contract manufacturer will be required to manufacture products to our customers’ specifications. We may be required to expend significant management and financial resources to enable contract manufacturers to meet those specifications. In addition, any contract manufacturer may not be able to manufacture products meeting the required specifications at the cost, in the volume or on the schedule that we expect. As a result, we may be subject to unanticipated costs and delays that could have a material adverse effect on our business, financial condition and results of operations.

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

3.3

Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

4.1	Form of Class A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

4.2	Form of Class B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

10.1	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

10.3†	License of Office Space, dated May 31, 2023, by and between SmartKem Limited and CPI Innovation Services Limited

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: August 14, 2023

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ Barbra C. Keck
Name:	Barbra C. Keck
Title:	Chief Financial Officer
(Principal Financial Officer)