Form 10-Q
period 2023-09-30
SmartKem, Inc.
filed 2023-11-13
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 13, 2023, there were 883,595 of the registrant’s shares of common stock outstanding.

Item 1. Financial Statements

SMARTKEM, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except number of shares and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$11,210	$4,235
Accounts receivable	54	30
Research and development tax credit receivable	452	1,121
Prepaid expenses and other current assets	1,018	1,056
Total current assets	12,734	6,442
Property, plant and equipment, net	503	602
Right-of-use assets, net	337	475
Other assets, non-current	6	6
Total assets	$13,580	$7,525

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,453	$931
Lease liabilities, current	228	206
Income tax payable	—	22
Other current liabilities	147	244
Total current liabilities	1,828	1,403
Lease liabilities, non-current	75	239
Warrant liability	1,376	—
Total liabilities	3,279	1,642

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, 13,879 and zero shares issued and outstanding, at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 876,278 and 771,054 shares issued and outstanding, at September 30, 2023 and December 31, 2022, respectively *	—	—
Additional paid-in capital	104,571	92,933
Accumulated other comprehensive loss	(606)	(483)
Accumulated deficit	(93,664)	(86,567)
Total stockholders' equity	10,301	5,883
Total liabilities and stockholders’ equity	$13,580	$7,525

* reflects a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except number of shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$3	$26	$27	$60
Cost of revenue	1	26	23	50
Gross profit	2	—	4	10

Other operating income	257	277	695	855

Operating expenses
Research and development	1,568	1,346	4,104	4,150
Selling, general and administrative	1,268	1,392	4,025	4,002
Loss on foreign currency transactions	118	—	186	—
Total operating expenses	2,954	2,738	8,315	8,152

Loss from operations	(2,695)	(2,461)	(7,616)	(7,287)

Non-operating income/(expense)
Gain/(loss) on foreign currency transactions	(787)	(1,493)	248	(3,131)
Transaction costs allocable to warrants	—	—	(198)	—
Change in fair value of the warrant liability, net	458	—	461	—
Interest income	2	1	8	3
Total non-operating income/(expense)	(327)	(1,492)	519	(3,128)

Loss before income taxes	(3,022)	(3,953)	(7,097)	(10,415)
Income tax expense	—	—	—	—
Net loss	$(3,022)	$(3,953)	$(7,097)	$(10,415)

Net loss	$(3,022)	$(3,953)	$(7,097)	$(10,415)
Other comprehensive loss:
Foreign currency translation	850	1,117	(123)	1,995
Total comprehensive loss	$(2,172)	$(2,836)	$(7,220)	$(8,420)

Basic and diluted net loss per common share *	$(1.78)	$(4.75)	$(5.82)	$(12.61)

Basic and diluted weighted average shares outstanding *	1,701,166	831,981	1,219,450	826,193

* reflects a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

						Accumulated
	Preferred Stock		Common stock		Additional	other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	equity
Balance at January 1, 2023	—	$—	771,054	$—	$92,933	$(483)	$(86,567)	$5,883
Stock-based compensation expense	—	—	—	—	293	—	—	293
Issuance of common stock to vendor	—	—	2,937	—	55	—	—	55
Foreign currency translation adjustment	—	—	—	—	—	(456)	—	(456)
Net loss	—	—	—	—	—	—	(2,048)	(2,048)
Balance at March 31, 2023	—	$—	773,991	$—	$93,281	$(939)	$(88,615)	$3,727
Stock-based compensation expense	—	—	—	—	119	—	—	119
Issuance of preferred stock, net of issuance costs	14,149	—	—	—	11,027	—	—	11,027
Foreign currency translation adjustment	—	—	—	—	—	(517)	—	(517)
Net loss	—	—	—	—	—	—	(2,027)	(2,027)
Balance at June 30, 2023	14,149	$—	773,991	$—	$104,427	$(1,456)	$(90,642)	$12,329
Stock-based compensation expense	—	—	—	—	119	—	—	119
Conversion of Preferred stock into common stock	(270)	—	30,859	—	—	—	—	—
Exercise of warrants into common stock	—	—	71,428	—	25	—	—	25
Foreign currency translation adjustment	—	—	—	—	—	850	—	850
Net loss	—	—	—	—	—	—	(3,022)	(3,022)
Balance at September 30, 2023	13,879	$—	876,278	$—	$104,571	$(606)	$(93,664)	$10,301

* reflects a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023

SMARTKEM, INC.

Condensed Consolidated Statements of Stockholders’ Equity, continued

(Unaudited)

(in thousands, except share data)

						Accumulated
	Preferred Stock		Common stock		Additional	other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	equity
Balance at January 1, 2022	—	$—	730,176	$—	$89,957	$(1,363)	$(75,072)	$13,522
Stock-based compensation expense	—	—	—	—	98	—	—	98
Issuance of common stock to vendor	—	—	358	—	43	—	—	43
Issuance of common stock in private placement	—	—	28,573	—	2,000	—	—	2,000
Issuance costs related to common stock in private placement	—	—	—	—	(160)	—	—	(160)
Foreign currency translation adjustment	—	—	—	—	—	156	—	156
Net loss	—	—	—	—	—	—	(2,762)	(2,762)
Balance at March 31, 2022	—	$—	759,107	$—	$91,938	$(1,207)	$(77,834)	$12,897
Stock-based compensation expense	—	—	—	—	97	—	—	97
Issuance of common stock to vendor	—	—	10,929	—	590	—	—	590
Issuance costs related to preferred stock in private placement	—	—	—	—	(10)	—	—	(10)
Foreign currency translation adjustment	—	—	—	—	—	722	—	722
Net loss	—	—	—	—	—	—	(3,701)	(3,701)
Balance at June 30, 2022	—	$—	770,036	$—	$92,615	$(485)	$(81,535)	$10,595
Stock-based compensation expense	—	—	—	—	123	—	—	123
Foreign currency translation adjustment	—	—	—	—	—	1,117	—	1,117
Net loss	—	—	—	—	—	—	(3,953)	(3,953)
Balance at September 30, 2022	—	$—	770,036	$—	$92,738	$632	$(85,488)	$7,882

* reflects a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

]

SMARTKEM, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(7,097)	$(10,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	122	151
Stock-based compensation expense	531	318
Issuance of common stock to vendor	55	230
Right-of-use asset amortization	197	197
Gain/(loss) on foreign currency transactions	(66)	3,131
Transaction costs allocable to warrant liability	198	—
Warrant liability fair value adjustment	(461)	—
Change in operating assets and liabilities:
Accounts receivable	(24)	(21)
Research and development tax credit receivable	697	104
Prepaid expenses and other current assets	(159)	(311)
Accounts payable and accrued expenses	713	(29)
Lease liabilities	(201)	(190)
Income tax payable	(23)	—
Other current liabilities	(102)	—
Net cash used in operating activities	(5,620)	(6,835)

Cash flows from investing activities:
Purchases of property, plant and equipment	(12)	(67)
Net cash used by investing activities	(12)	(67)

Cash flow from financing activities:
Proceeds from the issuance of preferred stock in private placement	12,386	—
Proceeds from the issuance of warrants in private placement	1,763	—
Proceeds from the issuance of common stock in private placement	—	2,000
Payment of issuance costs	(1,483)	(170)
Proceeds from the exercise of warrants	25	—
Net cash provided by financing activities	12,691	1,830

Effect of exchange rate changes on cash	(84)	(850)

Net change in cash	6,975	(5,922)

Cash, beginning of period	4,235	12,226
Cash, end of period	$11,210	$6,304

Supplemental disclosure of cash and non-cash investing and financing activities
Initial classification of fair value of warrants	$1,837	$—
Right-of-use asset and lease liability additions	$50	$583

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION, BUSINESS, LIQUIDITY AND BASIS OF PRESENTATION

Organization

SmartKem, Inc. (the “Company”) formerly known as Parasol Investments Corporation (“Parasol”), was formed on May 13, 2020, and is the successor of SmartKem Limited, which was formed under the Laws of England and Wales. The Company was founded as a “shell” company registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with no specific business plan or purpose until it began operating the business of SmartKem Limited following the closing of the transactions contemplated by the Securities Exchange Agreement (the “Exchange Agreement”), dated February 21, 2021, with SmartKem Limited. Pursuant to the Exchange Agreement all of the equity interests in SmartKem Limited, except certain deferred shares which had no economic or voting rights and which were purchased by Parasol for an aggregate purchase price of $1.40, were exchanged for shares of Parasol common stock and SmartKem Limited became a wholly owned subsidiary of Parasol (the “Exchange”).

Business

The Company is seeking to reshape the world of electronics with its disruptive organic thin-film transistors (OTFTs) that have the potential to drive the next generation of displays. SmartKem’s patented TRUFLEX® semiconductor and dielectric inks, or electronic polymers, are used to make a new type of transistor that could potentially revolutionize the display industry. SmartKem’s inks enable low temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost displays that outperform existing technologies. The company’s electronic polymer platform can be used in a number of display technologies including microLED, miniLED and AMOLED displays for next generation televisions, laptops, augmented reality (AR) and virtual reality (VR) headsets, smartwatches and smartphones. SmartKem develops its materials at its research and development facility in Manchester, UK, its semiconductor manufacturing processes at the Centre for Process Innovation (CPI) at Sedgefield, UK and retains a field application office in Taiwan. The Company has an extensive IP portfolio including 125 granted patents across 19 patent families and 40 codified trade secrets.

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

The Company has incurred continuing losses including net losses of $7.1 million for the nine months ended September 30, 2023. The Company’s cash as of September 30, 2023 was $11.2 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

In June 2023 the Company raised $14.0 million through two closings of a private placement of Preferred Stock (as defined below) and Warrants (as defined below). Net proceeds after related expenses were $12.7 million, alleviating substantial doubt about the Company's ability to continue as a going concern. The Company used approximately $5.6 million of cash in its operating activities for the nine months ended September 30, 2023.

Management believes that the Company’s existing cash as of September 30, 2023 will be sufficient to fund the operations of the Company for the twelve months from the issuance of this financial statement and that the Company may require additional capital funding to continue its operations and research and development activity thereafter.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 and may also be found on the Company’s website (www.smartkem.com). In these notes to the interim condensed consolidated financial statements the terms “us,” “we” or “our” refer to the Company and its consolidated subsidiaries.

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

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2023 and 2022; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

Reverse Stock Split

All share numbers and per share amounts presented in these financial statements, including these footnotes reflect a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Other than the policies listed below, there have been no material changes to the Company’s significant accounting policies as set forth in Note 3 Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report.

Management’s Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relates to the valuation of common share, fair value of share options and fair value of warrant liabilities. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.

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

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Prepaid service charges and property taxes	$78	$55
Prepaid utilities	43	51
Prepaid insurance	383	358
Prepaid administrative expenses	110	35
Prepaid consulting fees	13	304
Research grant receivable	176	—
Prepaid technical fees	35	22
VAT receivable	105	195
Other receivable and other prepaid expenses	75	36
Total prepaid expenses and other current assets	$1,018	$1,056

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Plant and equipment	$1,511	$1,478
Furniture and fixtures	222	218
Computer hardware and software	23	24
	1,756	1,720
Less: Accumulated depreciation	(1,253)	(1,118)
Property, plant and equipment, net	$503	$602

Depreciation expense was $0.1 million for each of the nine months ended September 30, 2023 and 2022 and is classified as research and development expense.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Accounts payable	$385	$230
Accrued expenses – lab refurbishments	124	117
Accrued expenses – technical fees	245	130
Accrued expenses – variable rent & utilities	1	15
Accrued expenses – audit & accounting fees	196	128
Accrued expenses – legal & other professional services	43	—
Accrued expenses – other	29	80
Credit card liabilities	17	20
Payroll liabilities	413	211
Total accounts payable and accrued expenses	$1,453	$931

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

6.    LEASES

The Company has operating leases consisting of office space, lab space and equipment with remaining lease terms of 1 to 3 years, subject to certain renewal options as applicable.

The Company is not the lessor in any lease agreement, and no related party transactions for lease arrangements have occurred.

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$70	$65	$209	$196
Short-term lease cost	—	2	7	6
Variable lease cost	53	48	118	143
Total lease cost	$123	$115	$334	$345

The total lease cost is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$113	$107	$312	$325
Selling, general and administrative	10	8	22	20
Total lease cost	$123	$115	$334	$345

Right of use lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Assets
Right of use assets - Operating Leases	$337	$475
Total lease assets	$337	$475

Liabilities
Current liabilities:
Lease liability, current - Operating Leases	$228	$206
Noncurrent liabilities:
Lease liability, non-current - Operating Leases	75	239
Total lease liabilities	$303	$445

The Company had no right of use lease assets and lease liabilities for financing leases as of September 30, 2023 and December 31, 2022.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

The table below presents certain information related to the cash flows for the Company’s operating leases for the periods ended:

	September 30,
(in thousands)	2023	2022
Operating cash outflows from operating leases	$201	$190
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right of use assets	50	583

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of the period ended:

September 30,
2023
Weighted average remaining lease term (in years) – operating leases	1.58
Weighted average discount rate – operating leases	7.98%

Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

September 30,
(in thousands)	2023
2023	$75
2024	228
2025	18
Total undiscounted lease payments	321
Less imputed interest	(18)
Total net lease liabilities	$303

7.    COMMITMENTS AND CONTINGENCIES

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material effect on the interim condensed consolidated financial statements.

8.    STOCKHOLDERS’ EQUITY

Reverse Stock Split

At the Company’s Annual Meeting of Stockholders held on August 25, 2023 (the “Annual Meeting”), the Company’s stockholders approved a proposal to approve and adopt an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of its shares of common stock, issued and outstanding or reserved for issuance, at a specific ratio within a range from 1-for-30 to 1-for-60, inclusive, prior to the first anniversary of stockholder approval of the proposal, and to grant authorization to the Board of Directors to determine, in its sole discretion, whether to effect the reverse stock split, as well as its specific timing and ratio. On September 19, 2023, the Company’s Board of Directors adopted resolutions to effect as soon as reasonably practicable the reverse split of the issued and outstanding shares of the Common Stock at a ratio of 1-for-35.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

On September 19, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, $0.01 par value per share, at a ratio of 1-for-35 to be effective as of September 21, 2023 at 12:01 a.m., New York City time (the “Reverse Stock Split”). The Charter Amendment did not change the par value or any other terms of the common stock.

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

As long as any shares of Series A-1 Preferred Stock are outstanding, the Company may not, without the approval of a majority of the then outstanding shares of Series A-1 Preferred Stock which must include AIGH Investment Partners LP and its affiliates (“AIGH”) for so long as AIGH is holding at least $1,500,000 in aggregate stated value of Series A-1 Preferred Stock acquired pursuant to the Purchase Agreement (a) alter or change the powers, preferences or rights given to the Series A-1 Preferred Stock, (b) alter or amend the Amended and Restated Certificate of Incorporation (the “Charter”), the Series A-1 Certificate of Designation, the Series A-2 Certificate of Designation (as defined below) or the Amended and Restated Bylaws of the Company (the “Bylaws”) in such a manner so as to materially adversely affect any rights given to the Series A-1 Preferred Stock, (c) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation (as defined below) senior to, or otherwise pari passu with, the Series A-1 Preferred Stock, other than the Series A-2 Preferred Stock, (d) increase the number of authorized shares of Series A-1 Preferred Stock, (e) issue any Series A-1 Preferred

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

Stock except pursuant to the Purchase Agreement, or (f) enter into any agreement to do any of the foregoing.

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

Conversion

The Series A-1 Preferred Stock is convertible into Common Stock at any time at a conversion price of $8.75, subject to adjustment for certain anti-dilution provisions set forth in the Series A-1 Certificate of Designation (the “Series A-1 Conversion Price”). Upon conversion the shares of Series A-1 Preferred Stock will resume the status of authorized but unissued shares of preferred stock of the Company.

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

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

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

Trading Market

There is no established trading market for any of the Series A-1 Preferred Stock, and the Company does not expect a market to develop. The Company does not intend to apply for a listing for any of the Series A-1 Preferred Stock on any securities exchange or other nationally recognized trading system. Without an active trading market, the liquidity of the Series A-1 Preferred Stock will be limited.

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

Conversion

The Series A-2 Preferred Stock is convertible into Common Stock at any time at a conversion price of $8.75, subject to adjustment for certain anti-dilution provisions set forth in the Series A-2 Certificate of Designation (the “Series A-2 Conversion Price”). Upon conversion the shares of Series A-2 Preferred Stock will resume the status of authorized but unissued shares of preferred stock of the Company.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

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

Trading Market

There is no established trading market for any of the Series A-2 Preferred Stock, and the Company does not expect a market to develop. The Company does not intend to apply for a listing for any of the Series A-2 Preferred Stock on any securities exchange or other nationally recognized trading system. Without an active trading market, the liquidity of the Series A-2 Preferred Stock will be limited.

Series A-1 and A-2 Preferred Stock and Class A and Class B Warrant Issuances

On June 14, 2023, the Company and certain investors entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which the Company sold an aggregate of (i) 9,229 shares of Series A-1 Convertible Preferred Stock at a price of $1,000 per share (the “Series A-1 Preferred Stock”), (ii) 2,950 shares of the Company’s Series A-2 Convertible Preferred Stock at a price of $1,000 per share (“Series A-2 Preferred Stock” and together with the Series A-1 Preferred Stock, the “Preferred Stock”), (iii) Class A Warrants to purchase up to an aggregate of 1,391,927 shares of common stock (the “Class A Warrant”), and (iv) Class B Warrants to purchase up to an aggregate of 798,396 shares of common stock (the “Class B Warrant” and together with the Class A Warrant, the “Warrants”) for aggregate gross proceeds of $12.2 million (the “June 2023 PIPE”). In addition, 34,286 Class B Warrants were issued in lieu of cash payments for consulting services related to the offering. The fair value of the service provided was $59 thousand.

On June 22, 2023, in a second closing of the June 2023 PIPE, the Company sold an aggregate of (i) 1,870.36596 Series A-1 Preferred Stock, (ii) 100 shares of Series A-2 Preferred Stock, and (iii) Class A Warrants to purchase up to an aggregate of 225,190 shares of Common Stock pursuant to the Purchase Agreement for aggregate gross

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

proceeds of $2.0 million. In addition, 8,572 Class B Warrants were issued in lieu of cash payments for consulting services related to the offering. The fair value of the service provided was $15 thousand.

Each Class A Warrant has an exercise price of $8.75 and each Class B Warrant has an exercise price of $0.01, both subject to adjustments in accordance with the terms of the Warrants. The Warrants expire five years from the issuance date.

There were an additional 127,551 warrants issues related to a placement agent fee. The fair value of this fee is $31 thousand.

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

The Company received net proceeds after expenses of $12.7 million. Of the net proceeds, the Company allocated an estimated fair value of $1.8 million to the Warrants. The Company also expensed $0.2 million of issuance costs that were allocated to the warranty liability during the three and six months ended June 30, 2023. The terms of the June 2023 PIPE include a number of restrictions on our operations and on our ability to raise additional capital. The Purchase Agreement, among other things, provides that, for a period ending on June 14, 2024, we may not use cash from operating activities (as defined under GAAP) of more than an average of $2.8 million for any consecutive three-month period (subject to certain exceptions). This provision may cause us to delay certain actions that may benefit our business and may prevent us from pursuing potentially favorable business opportunities, even if a majority of our board of directors believes such actions or opportunities are in the best interest of our company and our stockholders.

Under the terms of the Purchase Agreement, for a period ending on December 15, 2025, in the event that we issue common stock or common stock equivalents in a subsequent financing (as defined in the Purchase Agreement), the significant purchasers (defined in the Purchase Agreement as a purchaser acquiring at least 1,000 shares of Series A-1 Preferred Stock) will have the right to purchase up to 40% of the securities sold in the subsequent financing. This provision may make it more difficult for us to raise additional capital because other investors may want to provide all, or a larger portion of the capital provided in the subsequent financing or may be unwilling to co-invest with one or more of the significant purchasers or may be unwilling to commit to provide financing without knowing how much of the subsequent financing will be provided by the significant purchasers.

In addition, during such period, the Company may not issue common stock or common stock equivalents in a subsequent financing with an effective price per share of common stock that is or may become lower than the then-effective conversion price of the Series A-1 Preferred Stock without the consent of the significant purchasers, which must include AIGH Investment Partners LP and its affiliates for so long as they are holding at least $1,500,000 in aggregate stated value of Series A-1 Preferred Stock acquired pursuant to the Purchase Agreement. This provision may prevent the Company from obtaining additional capital on market terms even if a majority of the Company’s board of directors believes that the terms of the subsequent financing are in the best interests of the Company and its stockholders. This provision may also have the effect of increasing the cost of obtaining additional capital either because the significant purchasers refuse to consent to any such subsequent financing unless provided by them on terms approved by them or because the Company is required to provide additional consideration to such significant purchasers in exchange for their consent.

In the event that the Company issues common stock or common stock equivalents in a subsequent financing prior to the time the common stock is listed on a national securities exchange, the Purchase Agreement provides that if a significant purchaser reasonably believes that any of the terms and conditions of the subsequent financing are more favorable to an investor in the subsequent financing than the terms of the June 2023 PIPE, such significant purchaser has the right to require the Company to amend the terms of the June 2023 PIPE to include such more favorable term for such significant purchaser. This provision may make it more expensive to obtain additional capital prior to an uplisting because it permits any significant purchaser to “cherry pick” the terms of the

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

subsequent financing and to require any term deemed to be more favorable to be included retroactively in the terms of the June 2023 PIPE. This provision also potentially creates uncertainty around the terms of a subsequent financing because the significant purchasers have the right to review terms of a completed subsequent financing before deciding which, if any, of the terms thereof they find more favorable to them.

The Purchase Agreement provides that, until June 14, 2025, a significant purchaser may participate in a subsequent transaction by exchanging some or all of its Series A-1 Preferred Stock having a stated value equal to its subscription amount in the subsequent financing. This provision may adversely affect the amount of capital the Company raises in a subsequent financing, as it permits a significant purchaser to roll its existing investment into the new financing rather than being required to invest cash. This provision also has the potential to make it more difficult for the Company to raise additional capital as other investors may want to provide all or a larger portion of the capital provided in the subsequent financing or may require the Company to raise a minimum amount of new capital or may be unwilling to commit to provide financing without knowing how much of the subsequent financing will be provided by the significant purchasers in cash.

If the Company is unable to raise additional capital when needed, the Company may be required to delay, limit, reduce or terminate commercialization, its research and product development, or grant rights to develop and market its products that the Company would otherwise prefer to develop and market itself and may have a material adverse effect on the Company’s business, financial condition and results of operations.

Common Stock

Voting Rights

Each holder of common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. The Company’s Charter and the Company’s Bylaws do not provide for cumulative voting rights. The holders of one-third of the stock issued and outstanding and entitled to vote, present in person or represented by proxy, constitutes a quorum for the transaction of business at all meetings of the stockholders.

Dividends

The Company has never paid any cash dividends to stockholders and do not anticipate paying any cash dividends to stockholders in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Market Information

Quotations on the Company’s common stock on the OTC Market Group’s OTCQB® Market quotation system (“OTCQB”) commenced under the ticker symbol “SMTK” in February 2022. There was no trading of the common stock on the OTCQB or any other over-the-counter market prior to February 2022.

Common Stock Issued to Vendors for Services

On January 6, 2023, the Company issued 1,429 shares of common stock, as payment for investor relations and other financial consulting services.

On February 27, 2023, the Company issued 1,508 shares of common stock as payment for investor relations services.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

Common Stock Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

				Weighted-
				Average
			Weighted-	Remaining
			Average	Contractual
	Number of	Exercise Price	Exercise	Term
	Shares	per Share	Price	(Years)
Warrants outstanding at January 1, 2023	28,161	$70.00	$70.00	3.15
Issued	2,585,923		6.01
Exercised	(71,429)		0.35
Expired	—
Warrants outstanding at September 30, 2023	2,542,655	$0.35 - $70.00	$6.89	4.68

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

Weighted-
Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2023	61,945	$0.35
Issued	—
Exercised	—
Expired	—
Pre-funded warrants outstanding at September 30, 2023	61,945	$0.35

For any issuance dates prior to February 2022, the fair value of common stock warrants is determined using the Black Scholes option-pricing model. There was no public trading market for our shares before February 2022 and the Company estimates its expected stock volatility based on historical volatility of publicly traded peer companies.

9. SHARE-BASED COMPENSATION:

On February 23, 2021, the Company approved the 2021 Equity Incentive Plan (“2021 Plan”), in which a maximum aggregate number of shares of common stock that may be issued under the 2021 Plan is 125,045 shares. Subject to the adjustment provisions of the 2021 Plan, the number of shares of the Company’s common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning with 2022 fiscal year and ending on the Company’s 2031 fiscal year in an amount equal to the least of: 1) 65,000 shares of the Company’s common stock; 2) four percent (4%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or 3) such number of shares of the Company’s common stock as the administrator may determine.

At the Annual Meeting, the Company’s stockholders approved an amendment (the “2021 Plan Amendment”) to the Company’s 2021 Plan, increasing the number of the shares of common stock, par value $0.0001 per share (“Common Stock”), reserved for issuance under the 2021 Plan from 124,045 shares to 743,106 shares. The Company’s Board of Directors (the “Board”) had previously approved the 2021 Plan Amendment, subject to stockholder approval.

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

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, the share-based compensation expense could be materially different for future awards.

There were no options granted under the 2021 Plan for the three and nine months ended September 30, 2023 and 2022.

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

The following table reflects share activity under the share option plans for the nine months ended September 30, 2023:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-	Aggregate
		Average	Contractual	Average	Intrinsic
	Number of	Exercise	Term	Fair Value at	Value
	Shares	Price	(Years)	Grant Date	(in thousands)
Options outstanding at January 1, 2023	80,887	$63.31	8.77	$34.37
Exercised	—	—
Cancelled/Forfeited	—	—
Expired	(10,230)	64.84
Granted	—	—
Options outstanding at September 30, 2023	70,657	$63.09	8.04	$33.97
Options exercisable at September 30, 2023	35,226	$56.14	7.52		$41.61

Stock-based compensation is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$49	$38	$168	$78
Selling, general and administration	70	59	363	117
Total	$119	$97	$531	$195

Total compensation cost related to non-vested stock option awards not yet recognized as of September 30, 2023 was $0.9 million and will be recognized on a straight-line basis through the end of the vesting periods in July 2026. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

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

The following potentially dilutive securities were excluded from the computation of earnings per share as of September 30, 2023 and 2022 because their effects would be anti-dilutive:

	September 30,
	2023	2022
Common stock warrants	1,772,829	28,161
Assumed conversion of preferred stock	1,586,258	—
Stock options	70,657	68,170
Total	3,429,744	96,331

At September 30, 2023, the Company had 61,945 pre-funded warrants outstanding. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average shares issued	868,619	770,036	805,808	764,248
Weighted average pre-funded and penny warrants	832,547	61,945	413,641	61,945
Weighted average shares outstanding	1,701,166	831,981	1,219,450	826,193

11.  DEFINED CONTRIBUTION PENSION:

The Company operates a defined contribution pension scheme for its UK employees. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Pension cost is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$23	$25	$67	$78
Selling, general and administration	18	13	50	40
Total	$41	$38	$117	$118

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

12. FAIR VALUE MEASUREMENTS

The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value for the quarter ended September 30, 2023:

(in thousands)	Warrant Liability
Balance at January 1,2023	$—
Fair value of warrant issued in Private Placement Offering	1,837
Total change in the liability included in earnings	(461)
Balance at September 30, 2023	$1,376

As disclosed in Note 7 of the Company’s consolidated financial statements, the Company allocated part of the proceeds of private placement of the Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock to

warrant liability issued in connection with the transaction. The valuations of the warrants were determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, expected volatility, risk free interest rate and expected life of the instrument. Since our common stock was not publicly traded until February 2022 there has been insufficient volatility data available. Accordingly, we have used an expected volatility based on historical common stock volatility of our peers. The Company has accounted for them as derivative instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period.

The fair value of the common warrants at September 30, June 22 and June 14, 2023 was determined by using option pricing models assuming the following:

	September 30,	June 22	June 14
	2023	2023	2023
Expected term (years)	4.71	5.00	5.00
Risk-free interest rate	4.52%	3.95%	3.98%
Expected volatility	50.0%	50.0%	50.0%
Expected dividend yield	0.0%	0.0%	0.0%

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

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, the fair values were determined using Level 3:

	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2023
Description
Liabilities:
Warrant liability	$—	$—	$1,376	$1,376
Total liabilities	$—	$—	$1,376	$1,376

13. SUBSEQUENT EVENTS:

Preferred Stock Conversions

Subsequent to September 30, 2023, the Company issued 7,137 shares of the Company’s common stock upon the conversion 64 shares Series A-2 Preferred Stock.

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

Company Overview

We are seeking to reshape the world of electronics with our disruptive organic thin-film transistors (OTFTs) that have the potential to drive the next generation of displays. Our patented TRUFLEX® semiconductor and dielectric inks, or electronic polymers, are used to make a new type of transistor that could potentially revolutionize the display industry. Our inks enable low temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost displays that outperform existing technologies. Our electronic polymer platform can be used in a number of display technologies including microLED, miniLED and AMOLED displays for next generation televisions, laptops, augmented reality (AR) and virtual reality (VR) headsets, smartwatches, and smartphones.

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

Our loss before income taxes was $3.0 million and $4.0 million for the three months ended September 30, 2023 and 2022, and $7.1 million and $10.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, our accumulated deficit was $93.7 million. Substantially all our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.

Results of Operations for the three and nine months ended September 30, 2023

Three months ended September 30, 2023 compared with three months ended September 30, 2022

Revenue and Cost of revenue

Revenues were $3.0 thousand in the three months ended September 30, 2023, compared with $26.0 thousand in the same period of 2022. Cost of revenue was $1.0 thousand in the three months ended September 30, 2023, compared with $26.0 thousand in the same period of 2022. The decrease is mainly the results of less unit sales in 2023 compared to 2022. Both revenues and related cost of revenue for the three months ended September 30, 2023 and 2022 are a result of sales of organic thin-film transistor (OTFT) backplanes and TRUFLEX® materials for customer assessment and development purposes.

Other operating income

Other operating income was $0.3 million in the three months ended September 30, 2023, compared to $0.3 million in the same period of 2022. The primary source of the income is related to a research grant and research and development tax credits.

Operating expenses

Operating expenses were $3.0 million for the three months ended September 30, 2023, compared to $2.7 million in the same period of 2022, an increase of $0.3 million.

Research and development expenses are incurred for the development of TRUFLEX® inks to make OTFT circuits and consists primarily of payroll and technical development costs. The research and development expenses represent 53.1% and 49.2% of the total operating expenses for the three months ended September 30, 2023 and 2022, respectively. Research and development expenses increased $0.2 million for the three months ended September 30, 2023 compared to the same period for the prior year. This increase was mainly due personnel severance expenses and technical service fees.

Selling, general and administrative expenses consist primarily of payroll and professional services such as accounting, legal services and investor relations. These expenses represent 42.9% and 50.8% of our total operating expenses for the three months ended September 30, 2023 and 2022, respectively. Selling, general and administrative expenses decreased by $0.1 million for the three months ended September 30, 2023 compared to the same period for the prior year. This decrease was primarily a result of a reductions in investor relations expenses.

Non-Operating income/(expense)

We recorded a gain of $0.5 million related to the valuation of the warrant liability for the three months ended September 30, 2023. There were no similar gains or losses during the same period of the prior year. We recorded losses on foreign currency transactions related to intercompany loans of $0.8 million for the three months ended September 30, 2023 compared to the losses of $1.5 million for the three months ended September 30, 2022. The decrease of $0.7 million is related to favorable changes in the exchange rates.

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022

Revenue and Cost of revenue

Revenues were $27.0 thousand in the nine months ended September 30, 2023, compared with $60.0 thousand in the same period of 2022. Cost of revenue was $23.0 thousand in the nine months ended September 30, 2023, compared with $50.0 thousand in the same period of 2022. The decrease is mainly the results of less unit sales in 2023 compared to 2022. Both revenues and related cost of revenue for the nine months ended September 30, 2023 and 2022 are a result of sales of organic thin-film transistor (OTFT) backplanes and TRUFLEX® materials for customer assessment and development purposes.

Other operating income

Other operating income was $0.7 million and $0.9 million the nine months ended September 30, 2023 and 2022. The primary source of the other operating income is related to a research grant and research and development tax credits.

Operating expenses

Operating expenses for the nine months ended September 30, 2023 were $8.3 million compared to $8.2 million in the same period of 2022.

Research and development expenses are incurred for the development of TRUFLEX® inks to make OTFT circuits and consists primarily of payroll and technical development costs. Research and development expenses were $4.1 million and $4.2 million for the nine months ended September 30, 2023 and 2022. The decrease of $0.1 million is primarily due to the reduction of personnel and professional service fee expenses. The research and development expenses represents 49.4% and 50.9% of total operating expenses for the nine months ended September 30, 2023 and 2022, respectively.

Selling, general and administrative expenses consist primarily of payroll and professional services such as accounting, legal services and investor relations, These expenses represent 48.4% and 49.1% of our total operating expenses for the nine months ended September 30, 2023 and 2022, respectively. Selling, general and administrative expenses were $4.0 million for the nine months ended September 30, 2023, as compared to $4.0 million for the nine months ended September 30, 2022.

Losses on foreign currency transactions related to operating expense were $0.2 million for the nine months ended September 30, 2023.

Non-Operating income/(expense)

Issuance costs of $0.2 million allocated to the warrant liability were expensed in full during the nine months ended September 30, 2023. The majority of costs were legal, placement and consulting fees specifically related to the private placement transaction. We recorded a gain of $0.5 million related to the valuation of the warrant liability for the nine months ended September 30, 2023. There were no similar gains or losses during the same period of the prior year. We recorded gains on foreign currency transactions related to intercompany loans of $0.2 million for the nine months ended September 30, 2023 compared to the losses of $3.1 million for the nine months ended September 30, 2022. The increase of $3.3 million is related to the favorable changes in the exchange rates.

Liquidity and Capital Resources

To date, we have funded our liquidity and capital requirements primarily with proceeds from the private sale of our equity and debt securities and borrowing against our research and development credits. As of September 30, 2023, our cash and cash equivalents were $11.2 million compared with $4.2 million as of December 31, 2022. The increase of $7.0 million is due to net proceeds of $12.7 million received related to the June 2023 PIPE financing and was offset by cash usage of $5.6 million related to operating activities.

We believe that our existing cash as of September 30, 2023 will be sufficient to fund our operations through for the next twelve months if we continue to spend to our forecast, and that we may require additional capital funding to continue our operations and research and development activity thereafter.

Our capital commitments over the next twelve months include (a) $1.5 million to satisfy accounts payable and accrued expenses and (b) $0.2 million to satisfy the lease liabilities. Additional capital commitments beyond the next twelve months include $0.1 million of lease liabilities.

Critical Accounting Estimates

We allocated part of the proceeds of private placement of the Series A-1 and Series A-2 Preferred Stock to warrant liability relating to the warrants issued in connection with the transaction. The valuations of the warrants were determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. We have classified the warrants as a long-term liability due to certain provisions relating to the holders’ ability to exercise the warrants beyond twelve months of the reporting date and has accounted for them as derivative instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim reporting. Other than the accounting for the valuation of warrant liability, during the three and nine months ended September 30, 2023, there were no material changes to our critical accounting policies as reported in the 10-K. A description of certain accounting policies that may have a significant impact on amounts reported in the financial statements is disclosed in Note 3 to the audited consolidated financial statements contained in the 10-K.

Warrant Liability

We account for our outstanding warrants in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging, under which warrants that do not meet the criteria for equity treatment must be recorded as liabilities. In accordance with that guidance, we have classified our outstanding warrants as liabilities at their fair value and adjust the warrants to fair value in respect of each reporting period. The valuation of the warrant liability is determined using an option pricing model. This model uses inputs such as the underlying price of the shares issued at the measurement date, expected volatility, risk free interest rate and expected life of the instrument. Since our common stock was not publicly traded until February 2022 there has been insufficient volatility data available. Accordingly, we have used an expected volatility based on historical common stock volatility of our peers. In addition, we have used the probability of uplisting as an input in the model to determine the fair value of the warrant liability as certain features of the warrants will be eliminated or adjusted upon an uplisting. We will adjust the fair value of the warranty liability at the end of each reporting period.

Issuance Costs

We have assessed the issuance cost in connection with the issuance of an equity offering. ASC 340-10-S99-1 states that specific incremental costs directly attributable to a proposed or actual offering of equity securities may properly be deferred and charged against the gross proceeds of the offering. Analogizing to that guidance, specific incremental costs directly attributable to the issuance of an equity contract to be classified in equity should generally be recorded as a reduction in equity. However, issuance costs for equity contracts that are classified as a liability are required to be expensed immediately. The issuance costs are allocated to the equity and liability components of the underlying transaction on a basis of the allocated fair value of the gross proceeds in the overall transactions.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, because of the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation of the financial statements for the second quarter of 2023 a material weakness in the Company’s internal control over financial reporting was identified relating to the complex financial reporting and accounting associated with the Company’s June 2023 private placement, a non-cash item. None of the Company’s filed financial statements are impacted. The September 30, 2023 financial statements contained in this Form 10-Q reflect the appropriate accounting for this transaction and no prior financial statements were impacted.

Remediation

In connection with the preparation of its quarterly report for the three and nine months ended September 30, 2023 the Company implemented and used the adjusted review procedures. Management continues to implement measures designed to ensure that the control deficiency contributing to the material weakness is remediated, such that the controls are designed, implemented, and operating effectively. The remediation actions include the enhancement of control activity evidence, improvement of management review controls, and recording of the fair value of the warrant liability.

While we believe that these actions will be sufficient to remediate the material weakness, it will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2023.

Changes in Internal Controls over Financial Reporting

Aside from the steps taken to address the material weakness discussed above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In order to comply with environmental laws and regulations, we may need to modify our activities or incur substantial costs, and such laws and regulations, including any failure to comply with such laws and regulations, could subject us to substantial costs, liabilities, obligations and fines.

We must comply with federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of materials used in our products and manufacturing processes. Our failure to comply with such regulations could result in significant fines, suspension of production, cessation of operations or future liabilities. Such regulations could also require us in the future to incur significant expenses to comply with such regulations. Our use of potentially hazardous materials could also restrict our ability to manufacture or sell our products to certain countries, require us to modify our logistics, or require us to incur other significant costs and expenses.

For example, in February 2023 the Member States Committee of the European Chemicals Agency, or the ECHA, published a report and supporting annexes related to a proposal to ban the manufacturing, placing on the market, and use of per-and polyfluoroalkyl substances (“PFAS”) in the European Union. In this regulatory process, more than 10,000 substances, including chemicals we use, are being considered for potential broad regulatory action. We submitted evidence in September 2023 supporting requests to be exempt from the ban for specific uses of PFAS, both in materials formulations and packaging materials for chemicals. If the PFAS ban in the EU is ultimately enacted, and our derogation requests are not granted, we will not be able to manufacture and sell our products in the EU as they are currently manufactured, and our business would be adversely affected. In addition, any exemptions may be limited in time, and in such case, we would eventually be required to eliminate the use of PFAS in our products, which may make it more expensive for us to manufacture, sell and ship our products.

Environmental laws and regulations continue to expand with a focus on reducing or eliminating hazardous substances in electronic products and it may be difficult for us to timely comply with any future environmental laws applicable to us. In addition, we may have to write off inventory if we hold unsaleable inventory as a result of changes to regulations. These requirements may increase our own costs, as well as those passed on to us by our supply chain.

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

Under the terms of the Purchase Agreement, for a period ending on December 15, 2025, in the event that we issue common stock or common stock equivalents in a subsequent financing (as defined in the Purchase Agreement), the significant purchasers (defined in the Purchase Agreement as a purchaser acquiring at least 1,000 shares of Series A-1 Preferred Stock) will have the right to purchase up to 40% of the securities sold in the subsequent financing. This provision may make it more difficult for us to raise additional capital because other investors may want to provide all, or a larger portion of the capital provided in the subsequent financing or may be unwilling to co-invest with one or more of the significant purchasers or may be unwilling to commit to provide financing without knowing how much of the subsequent financing will be provided by the significant purchasers.

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

3.1†	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

3.3†	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Preferred Stock

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

10.1	Amendment to the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2023)

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: November 13, 2023

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ Barbra C. Keck
Name:	Barbra C. Keck
Title:	Chief Financial Officer
(Principal Financial Officer)