Form 10-K
period 2023-12-31
SmartKem, Inc.
filed 2024-03-27
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price on the OTC of $7.70 per share, was $3,288,895 as of June 30, 2023.

As of March 27, 2024 there were 1,355,361 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Glossary of Terms and Abbreviations

The following is a glossary of technical terms used in this Annual Report on Form 10-K (this “Report”):

10˄6 – 1,000,000 (the symbol before the number 6 indicates “raised to the power”)

AMOLED – Active Matrix OLED

AR – Augmented Reality

a-Si – Amorphous silicon (TFT)

BKM – Best-Known Method

BL – Base Layer

°C – Degrees Celsius

CoA – Certificate of Analysis

CAD – Computer Aided Design

COC – Cyclic Olefin Copolymer

CPI – Centre for Process Innovation

DLT - Digital Lithography Technology

EDA – Electronic Design Automation

EL-QD-LED –  Electroluminescent Quantum Dot Light Emitting Diode

FET – Field-Effect Transistor

IC – Integrated Circuit

IGZO – Indium gallium zinc oxide TFT

IV – Current-Voltage

LTPS – Low-Temperature Polysilicon TFT (Note: Low-Temperature is relative to silicon wafer processing temperatures >300°C, however not low temperature relative to the glass transition temperature of many plastics (<150°C)

OEM – Original Equipment Manufacturer

OGI – Organic Gate Insulator

OLAE – Organic and Large Area Electronics

OLED – Organic Light Emitting Diode

OSC – Organic Semiconductor

OTFT – Organic Thin-Film Transistor

PCB – Printed Circuit Board

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

These forward-looking statements include, but are not limited to, statements about:

●	the implementation of our business model and strategic plans for our business, technologies and products;
●	the rate and degree of market acceptance of any of our products or organic semiconductor technology in
●	general, including changes due to the impact of (i) new semiconductor technologies, (ii) the performance of organic semiconductor technology, whether perceived or actual, relative to competing semiconductor materials, and (iii) the performance of our products, whether perceived or actual, compared to competing silicon-based and other products;
●	the timing and success of our, and our customers’, product releases;
●	our ability to develop new products and technologies;
●	our estimates of our expenses, ongoing losses, future revenue and capital requirements, including our needs for additional financing;
●	our ability to obtain additional funds for our operations and our intended use of any such funds;
●	our ability to remain eligible on an over-the-counter quotation system;
●	our receipt and timing of any royalties, milestone payments or payments for products, under any current or future collaboration, license or other agreements or arrangements;
●	our ability to obtain and maintain intellectual property protection for our technologies and products and our ability to operate our business without infringing the intellectual property rights of others;
●	the strength and marketability of our intellectual property portfolio;
●	our dependence on current and future collaborators for developing, manufacturing or otherwise bringing our products to market;
●	the ability of our third-party supply and manufacturing partners to meet our current and future business needs;
●	our exposure to risks related to international operations;
●	our dependence on third-party fabrication facilities;
●	the impact of the COVID-19 pandemic and any future communicable disease outbreak on our business and operations;
●	our relationships with our executive officers, directors, and significant stockholders;
●	our expectations regarding our classification as a “smaller reporting company,” as defined under the

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

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-

looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Report.

Any forward-looking statement in this Report reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Item 1. Business

Unless otherwise stated or the context otherwise indicates, references to “SmartKem” the “Company,” “we,” “our,” “us,” or similar terms refer to SmartKem, Inc. and its subsidiaries.

Overview

We are seeking to reshape the world of electronics with our disruptive organic thin-film transistors (“OTFTs”) that we believe have the potential to drive the next generation of displays. Our patented TRUFLEX® semiconductor and dielectric inks, or electronic polymers, are used to make a new type of transistor that we believe have the capability to revolutionize the display industry. Our inks enable low temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost displays that outperform existing technologies. Our electronic polymer platform can be used in a range of display technologies including microLED, miniLED and AMOLED displays for next generation televisions, laptops, augmented reality (“AR”) and virtual reality (“VR”) headsets, smartwatches and smartphones.

We design and develop our materials at our research and development facility in Manchester, UK. We manufacture prototypes for prospective customers at the Centre for Process Innovation (“CPI”) in Sedgefield, UK. We also operate a field application office in Taiwan. With our collaboration partners, we are developing a commercial-scale production process and EDA tools for our materials to demonstrate the commercial viability of manufacturing a new generation of displays using our materials. We have an extensive IP portfolio including 125 granted patents across 19 patent families, 15 pending patents and 40 codified trade secrets.

Our Technology

The invention and development of OTFT devices has enabled the rapid expansion of the electronics industry, particularly with the advent of the planar process essential for integrated circuitry. This is due to the ability to create compact circuits with an ever-increasing capability, lower cost per logic function, and a higher frequency of operation. Integrated circuits are present in almost all electronic devices today and there is a constant drive to embed more smart features into a greater number of applications.

TFTs are a type of FET that can be processed on large area flat surfaces to make display screen backplanes, digital/analog electronics, and sensor arrays for a wide range of consumer and industrial applications. The manufacturing of silicon-based electronics either in wafer or thin-film form, such as a-Si on glass, requires a high temperature process (approximately 300°C). Because most polymer substrates melt at these high temperatures, TFTs are mainly manufactured on special glass that can withstand such high temperatures resulting in the production of mainly rigid products.

Our OTFT technology comprises predominantly organic materials (such as polymers and organic small molecules) that can be solution coated at low temperature (as low as 80°C) using existing manufacturing infrastructure onto a wide range of low-cost plastic substrates, as well as onto traditional substrate materials. The similarity in stretchability and coefficient of thermal expansion between the substrate and our TRUFLEX® materials permits production of robust, bendable/flexible and lightweight devices. Our OTFT performance, as measured by charge mobility, exceeds a-Si performance by a factor of four, which we believe offers product designers a significant extension of capability, by enabling them to transform flat, bulky objects into lightweight, robust, and flexible products that we expect will appeal to consumers. Our device stability under positive and negative thermal bias stress testing (60°C for 1 hour at +/-30V) achieves <2V change in threshold voltage even without device encapsulation). The current driving ability of the short channel OTFT devices has been shown to be able to drive mini and micro-LED displays at >100,000 nits, making the technology attractive for use in emissive display applications. Our recent demonstration of monolithic integration (OTFT backplane processed on top of GaN mini/microLED arrays) proved the viability of using a monolithic manufacturing process that is more efficient that existing manufacturing techniques.

Our OSC materials combine a high mobility polycrystalline small molecule with a low molecular weight semiconducting polymer. The polymer controls the morphology, phase segregation and uniformity of the semiconducting layer and a solvent is included to deliver inks that are used to fabricate devices with mobilities of approximately 4 cm2/Vs. In addition, we have developed all the other interlayer polymers that are necessary to form the complete transistor stack.

Polymeric plastic substrates, such as PET, PEN, TAC and COC have relatively low glass transition temperatures (Tg) in the range of 100°C to 200°C. Using these plastics at temperatures above this level causes significant distortion and, in some instances, may even result in melting or thermal breakdown of the polymer. Our OTFTs can be processed at temperatures as low as 80°C, enabling the use of polymer substrates that are optically clear and low-cost. In addition, short duration processing at low temperature results in significant energy savings. Also, plastics do not have the same risk of shattering as glass and therefore less strengthening around the edge of large area plastic-based devices is necessary, such as the use of aluminum frames to support torsional rigidity in glass substrates. Plastics can also be processed in very thin sheets (tens of microns) which saves space within the final product that can be used instead for increased battery capacity. Thin plastic substrates also enable the device to conform very easily to non-planar surfaces such as the human body which makes them well suited for wearable sensor and display devices. Thin plastic sheets are also conformable, allowing electronics to be formed around irregular surfaces, for example, curved pillars in buildings.

Our BL, SAM, OSC, OGI, SRL and PV inks can be deposited using standard coating techniques such as spin-coating or slot-die coating which are widely used for the lithography processes used in TFT manufacturing. As a result, our OTFT process can be integrated into existing manufacturing lines using standard industrial techniques without the need for additional large capital investment. Furthermore, the solubility of our inks would permit customers to digitally print the features of the OTFT device, which we believe may be attractive to potential customers seeking to lower manufacturing costs.

Advantages of Our TRUFLEX® Technology

The most widespread display backplane technology currently in use is a-Si which is principally used in the manufacture of LCDs. More recent developments in inorganic semiconductors include use of the metal oxide IGZO for backplanes for large area OLED TVs and LTPS for high resolution cell phones. All these inorganic processes are operated at high temperatures and therefore require high-cost substrates, especially if they are to be processed on plastic. All are subject to failure on bending, have limited flexibility, and require additional product engineering for protection during bending to prevent failure of the display. This adds to the overall cost of production of a bendable or foldable device.

Our ability to employ TRUFLEX® materials at temperatures as low as 80°C enables manufacturers to use low-cost plastic substrates and the polymeric nature of our materials allows the transistors to be truly flexible. We believe that robust and lightweight display screens which are capable of being bent or folded would enable manufacturers of mobile devices to create products more tailored to customer demand and that our TRUFLEX® OTFTs are uniquely suited for this application. Our materials are organic and polymer-like and hence can withstand the strains experienced in severe bending such as a fold of a display. In addition, the substrate does not require the degree of protection from the edges as glass displays do which can eliminate the weight and cost associated with aluminum frames. Low temperature processing enables a wider range of plastic substrates to be used, allowing properties such as optical clarity to be optimized.

There are also opportunities to process the OTFT on top of other display elements, such as a micro-LED array since the low process temperature would not damage the emissive components. We believe this ability to pattern the backplane on top of other components could lead to alternative display or sensor design configurations with advantages such as higher aperture ratio. We also believe that our ability to build the backplane in-situ over the micro-LED array — which would eliminate the critical front and backplane hybridization step — has the potential to increase the yield of the display fabrication process. The small size of micro-LED’s and tight pixel pitches makes it challenging to ensure each micro-LED aligns perfectly with the corresponding pixel driver on the backplane. Electrical connection of the micro-LEDs on top of the display backplane requires the use of eutectic bonds through a metal junction containing at least one low melting point metal. Deposition and patterning of the low melting point metal for the bumping process typically uses thermal evaporation and lift-off processes, which are not typically used in display backplane fabs, therefore creating uncertainty over the scale up of this approach. Our chip-first integration route makes use of photolithography and/or dry etching to form vias through one of our dielectric layers and then a metal contact is deposited through the via to connect to the micro-LED pads. The metallization process uses sputtering, photolithography and wet etching, all of these are scalable techniques used in current display manufacturing.

Products and Services

We have developed in-house the materials necessary to fabricate high-performance OTFT devices except for the contact metals and substrates on which those materials are deposited. We supply our products as a set of stable liquid inks, with each ink forming a separate layer of the device. Each of the inks forming these layers has been carefully designed to result in the device performance and electrical stability specified by the customer. We supply the ink set with a detailed process of record (“POR”) for making the desired device. In addition to supplying our OTFT stack materials as a package, prospective customers also evaluate the use of our range of interlayer materials as single layers in new and existing chip and display products (in so-called Advanced Electronics packaging). The interlayer materials are being tested as redistribution layers, pixel definition layers, permanent resists and organic dielectric layers due to their favorable processability, patternability, planarity and other properties of our materials when compared with existing materials. During 2023, we began developing a range of customized dielectric inks for customers’ Advanced Electronics packaging applications.

Products have been scaled up for formulated ink supply to customers in package sizes ranging from 100mL to several liters. These are supplied with certificate of analysis CoA and POR alongside device and design consultancy to ensure successful technology transfer.

We intend to offer foundry services to customers who wish to have electronic circuits manufactured for them. Through our agreement with the United Kingdom’s CPI, we have access to a 300mm x 300mm foundry that we use for creating prototypes for evaluation by potential customers. In 2022 we began process characterization using a maskless aligner at CPI to reduce the time from CAD layout to prototype for new designs. Additionally, in partnership with The Industrial Technology Research Institute of Taiwan (“ITRI”), we successfully demonstrated the direct patterning of one of our interlayer dielectric materials using digital lithography technology (“DLT”). In 2023, we entered into a transfer technology agreement with ITRI pursuant to which ITRI is developing Gen 2.5 scale (370mm x 470mm) commercial manufacturing processes for a range of our OTFT materials. The goal of our agreement with ITRI is to develop robust commercial scale manufacturing processes that will enable potential customers to develop prototypes on ITRI’s Gen2.5 line using our OTFT technology before transferring the manufacturing process to their own lines or to a third-party foundry, including ITRI. We believe that the successful development of commercial manufacturing processes will help to accelerate the adoption of our technology by display manufacturers in Taiwan and other areas of Asia.

We do not have the in-house capability to produce our flexible transistors at commercial scale and intend to seek relationships with existing foundries to provide us with the ability to meet full production orders for customers that do not have their own facilities. We use product prototyping services to demonstrate applications enabled by OTFT to prospective customers. This allows potential customers to evaluate physical samples of our materials prior to committing to purchase.

During 2023, we announced the successful creation of the first monolithic micro-LED display using OTFTs, which was the result of our collaboration with Prof. Xiaojun Guo’s group at Shanghai Jiao Tong University, China. This break-through was published in November 2023 in the peer-reviewed journal, Nature Communications. We believe that this new method of processing our thin-film transistor backplane on top of Gallium Nitride LEDs has the potential to accelerate the commercialization of micro-LED displays by demonstrating the ability to efficiently manufacture micro-LED displays by simplifying the process of connecting transistors to LEDs. Consumer electronics companies are actively developing micro-LED displays because such displays promise higher brightness, lower power consumption and longer lifetime. The existing manufacturing processes for creating micro-LED displays use physical transfer of LEDs from the wafer upon which they are manufactured to the TFT display backplane, where they must be laser welded to the contact pad of the transistor to make an electrical connection. Because millions of tiny LEDs need to be transferred from one place to another and welded into place, error rates from misplacement reduce the efficiency of these processes.

Our low temperature process makes it possible for OTFT transistors to be processed directly on top of the micro-LEDs. This eliminates the mass transfer and laser welding process, and the fabrication of OTFTs can use existing low-cost manufacturing tools currently used for LCD backplane manufacturing. We believe that the improvements available through the adoption of our process will be particularly important for portable powered displays such as smartwatches and AR/VR displays which cannot readily accommodate large, heavy batteries.

Market Opportunity

According to Precedence Research, the global display market size was estimated at $158 billion in 2022 and is expected to grow to around $315 billion by 2032, an expected compound annual growth rate of 7.20% during the forecast period. Growth in the display market is driven primarily by increasing demand for consumer electronics, including smart phones, automotive products, wearables, e-readers and flat panel displays. We believe that display manufacturers continue to seek product differentiation as a part of their marketing strategies.

Our TRUFLEX® materials enable customers to make backlight units and direct emissive displays that are both flexible and can drive stable currents. Over the last two years several manufacturers have launched TVs with mini-LED backlight units, and a number of companies are developing a new generation of direct emission micro-LED displays, flexible OLED displays, and transparent OLED displays. These new formats are supported by a variety of different backplanes using tiled versions of existing technologies or PCB backplanes. We believe that TRUFLEX® materials can be used to provide active-matrix transistor arrays that can address these new product categories using low-cost, flexible substrates. As products become more sophisticated and smart technology is implemented in wider use cases, we expect that manufacturers will seek technology solutions, such as our TRUFLEX® technology that enable them to implement the product designs that consumers will demand.

In addition, we believe that our OTFTs are suitable for applications where a relatively low number of transistors are required over a wide area such as chemical/biological sensors or distributed logic circuits. We believe that the low cost of prototyping and our ability to rapidly transition from design to device will help drive the development of these technologies.

Commercialization Strategy

Our commercialization strategy rests on three pillars: continuous improvement of our polymer materials, development of EDA tools, and development of robust commercial manufacturing processes.

Continued Development of Our Materials

We design and develop our materials at our research and development facility in Manchester, UK. As described in more detail below under “Research and Development,” we continue to develop new OTFTs in response to customer feedback and market trends. During 2023, in response to requests from potential customers, our chemistry team has focused on the development of a range of specialized dielectric polymer interlayers. Additional specialty dielectric polymer formulations are being designed for use in advanced mobile communications operating at frequencies in excess of 5GigaHz (5G applications and beyond). Interlayer inks are also being provided to potential customers for evaluation across a wide range of advanced electronics packaging applications.  We believe that our knowledge base and experience in the design and characterization of OTFTs gives us the ability to respond rapidly to customer preferences and emerging market trends.

Development of EDA Tools

We have developed an initial PDK for our process that is designed to be used by third parties in EDA software to allow them to design digital logic devices. The PDK contains information such as design rules that are specific to our process equipment, and it will also incorporate models of OTFTs made using our materials set. This will be used for digital device simulation and layout of circuit designs. We continue to characterize the electrical performance of our materials and to use that data to improve the correlation between simulations produced using those tools and actual devices. As part of this development, we expect to populate a library of reference designs for common gates used in digital electronic circuits to further simplify third party design processes. At this time, our circuit layout work is done by hand by skilled engineers.

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

We believe that the development of proprietary EDA tools that permit customers to efficiently design circuits using our processes and materials is an important requirement for our commercial success. We have identified a potential partner and are currently in negotiations with Flexible Integrated Circuits S.L. (FlexiIC) with the aim to configure open-source EDA tools for our OTFTs.

Development of Robust Commercial Manufacturing Processes

Our BL, SAM, OSC, OGI, SRL and PV inks can be deposited using standard coating techniques such as spin-coating or slot-die coating which are widely used for the lithography processes used in TFT manufacturing. As a result, our OTFT process can be integrated into existing manufacturing lines using standard industrial techniques without the need for additional large capital investment. Furthermore, the solubility of our inks would permit customers to digitally print the features of the OTFT device, which we believe may be attractive to potential customers seeking to lower manufacturing costs.

While we can provide prototype foundry services for potential customers through our access to CPI, we do not have the capability to provide commercial-scale foundry services. We believe that many customers will produce circuits using our OTFT materials either directly or through their existing third-party foundry arrangements. Accordingly, we believe the development of robust commercial manufacturing processes that use existing foundry equipment and that can be easily transferred to commercial foundries is an important part of our commercialization strategy.

Through our relationship with ITRI, we have successfully demonstrated the direct patterning of one of our interlayer dielectric materials using DLT, a common commercial manufacturing technology. In 2023, we entered into a transfer technology agreement with ITRI pursuant to which ITRI is developing Gen 2.5 scale (370mm x 470mm) commercial manufacturing processes for a range of our OTFT materials. The goal of our agreement with ITRI is to develop robust commercial scale manufacturing processes that will enable potential customers to develop prototypes on ITRI’s Gen2.5 line using our OTFT technology before transferring the manufacturing process to their own lines or to a third-party foundry, including ITRI. We believe that the successful development of commercial manufacturing processes will help to accelerate the adoption of our technology by display manufacturers in Taiwan and other areas of Asia.

Sales and Marketing

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

We have a direct sales force consisting of three employees located in Taiwan, and sales representation in China. Our CEO and management team are also actively engaged in developing customer and partner relationships. We believe that our initial customers will be located in Taiwan, Japan and China but we are also directly working with OEMs located in North America, Europe and Asia who have the ability to require their suppliers to use our materials. Our sales team is supported by engineers and product specialists located at our headquarters in the U.K. We intend to seek third-party distribution or sale-agent agreements with potential partners where we believe such agreements are justified by the potential market opportunity.

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

We expect that the time between the identification of a potential customer and the receipt of a purchase order or agreement for the sale of our products will be relatively long. In certain instances, a potential customer may contact us seeking a generic sample of our materials for evaluation. In other instances, a customer may come to us with specific performance specifications and inquire about our ability to provide products meeting their specifications after which we provide samples of materials or specific data for evaluation. After the initial evaluation, the prospective customer may request a prototype of a specific design as proof-of-concept. We fabricate prototypes using the foundry access we have through our arrangement with CPI. In 2023 we also commissioned ITRI to establish our OTFT process on their Gen 2.5 line in Taiwan to undertake prototype development in Taiwan. A significant proportion of all work done during this phase of our sales cycle would be done at our expense, with customers making a contribution in some cases.

Assuming successful prototyping is completed, we expect that we would negotiate and enter into a development agreement with an interested customer under which we would, in collaboration with the potential customer, engage in further engineering and design work. We expect that we will receive compensation for those services. We could also engage in a pilot-scale level of manufacturing for the products developed for the customer as part of that process.

After the satisfactory completion of development work and any related pilot project, an interested customer would then enter into a sales agreement with us under which we would either agree to manufacture products to the customer’s specifications from time to time as requested by the customer, including potential minimum quantity requirements, or we would agree to license our process to the customer for a fee based on a royalty of sales and enter into a supply agreement for our proprietary inks, utilizing a process developed by ITRI and owned and qualified by us, formulated into inks either in our own facilities or by third-party formulators and shipped directly to customers.

We expect that the sales cycle described above will take approximately 12-24 months. During that period, we will be required to incur significant expenses without any assurance that a customer order will be obtained. Accordingly, we will have a significant risk that we will incur those expenses without ever making a sale.

Research and Development

Prior to 2023, we focused our technical resources on the development of improved performance organic semiconductors which have high charge mobility, enable excellent layer uniformity, device stability and robustly satisfy the TFT performance specifications defined by potential customers. Our portfolio of available organic semiconductors was extended as a result of these efforts to include newly synthesized small OSC molecules. Our chemistry team, led by our Chief Scientist, has in-depth knowledge of structure-property relationships for organic materials. Dielectric and passivation interlayer materials are also critical to enabling the OTFT device current to be maximized while ensuring stability during extended operation under voltage or current bias stress. Some of the critical parameters for performance of an OTFT device include:

●	Charge mobility – the ability of the material to conduct charge under an electric field. The higher the charge mobility number the greater the current that can be driven through the device for a given size. Also, in circuits mobility determines the maximum switching frequency of a device from one logic state to another. a-Si has a mobility of ~0.5 cm2/Vs, LTPS typically has mobility >50 cm2/Vs and crystalline silicon has a mobility of near 1000 cm2/Vs. SmartKem’s OTFTs can achieve >3 cm2/Vs at channel length of 4 microns and >4cm2 at 10 microns.

●	On/off ratio – the ratio of the current driven by the transistor during its on state to the current passed during biasing in its off state. On/off ratios of >10˄6 are typically required for TFTs used in display pixels so that the programmed voltage does not decay during the frame time. Our OTFTs have on/off ratios in the order of 10˄7 and have even demonstrated 10˄9 on/off ratios in devices having large W/L.

●	Turn on voltage (“Vto”) – the gate voltage at which the TFT starts to increase its current output. Values close to zero volts are considered desirable for low power consumption products. The device should also achieve its transition from off to on over as small a range of gate voltages as possible since this can reduce energy consumption and hence is desirable in battery powered devices.

●	Threshold voltage (“Vth”) – gate-source voltage at which the magnitude of the drain current reaches a specified low value (e.g., 10˄-9A).

●	Threshold voltage stability – The ability of device to maintain a defined threshold or turn on voltage following a period of electrical stress (either at room temperature or elevated temperature). Bias voltage shifts of <2V after 1 hour voltage stress at 60°C and +30V or -30V is a typical specification required for display applications. We have demonstrated <1V Vth bias stress shift for NBTS and <2V for PBTS in R&D tests.

During 2023, in response to requests from potential customers, our chemistry team has focused on the development of a range of specialized dielectric polymer interlayers. Some of these materials are intended for use in the display industry as redistribution layers, interlayer dielectrics and as pixel definition layers. Additional specialty dielectric polymer formulations are being designed for use in advanced mobile communications operating at frequencies in excess of 5GigaHz (5G applications and beyond). We believe our novel dielectric polymer should enable manufacturers to offer higher bandwidth and faster speed with lower power consumption. Interlayer inks are also being provided to potential customers for evaluation across a wide range of advanced electronics packaging applications.

Once new dielectric materials have been characterized, our materials development team customizes the formulations and process parameters to allow integration into the fabrication processes at CPI. This team establishes the BKMs for each material and generates an understanding of the parameters that can influence the performance. Customers frequently request detailed materials data packages for our customized dielectric materials which once approved by them should enable them to quickly process our polymer inks at their in-house facilities. Our dielectric inks are currently being evaluated by six end users. Initial work is also being done to scale up routes and identify potential supply chains for our materials in anticipation of customer needs.

The generation of fabrication processes and the integration of new materials is carried out at CPI under the direction of our Chief Technology Officer. The toolsets at this site provide a rapid feedback loop between our chemistry R&D and industry relevant device performance data sets. Additionally, the equipment sets can be used to generate demonstrator OTFT backplane devices on plastic, OTFT driven displays, sensors or circuits and a wide range of other device prototypes. Technology transfer to customers’ pilot lines can also be supported by this team and they can help to diagnose and rectify process problems. Process engineers also travel to customers’ sites to assist technology transfer alongside our field application engineering team in Taiwan. Through this work, we believe we have developed a novel method for integration of OTFT backplanes and micro-LED devices. We believe this process is feasible due to the low temperature processing of OTFT. We believe that the use of higher temperature materials, such as a-Si, LTPS and IGZO, would damage the LED devices. As a result, current practice is to attach the micro-LEDs after the backplane is fabricated. Using our process, we have demonstrated active-matrix backplanes driving micro-LEDs using

OTFT at high brightness (>100,000 nits). We have sought patent protection for our processes. In addition, the Company has successfully integrated OTFT and OLED (AMOLED) in a 200ppi display. We are working to integrate our process into the ITRI facility in Taiwan at Gen 2.5 scale, which should permit commercial-scale processing compared with CPI at a lower defectivity. The ITRI line running our OTFT process is located close to a number of our current and potential future customers and is expected to simplify the process of transferring the technology into manufacturing.

CPI Agreement

We perform prototyping with our own employees using foundry equipment made available to us by CPI. We use the CPI facility to produce test samples for internal evaluation and for the supply of demonstrators to potential customers and for general market development. CPI is funded through a combination of U.K. government grants, collaborative research and development projects funded by the private and public sector and contracts funded by businesses. CPI provides services to companies engaged in translating ideas and inventions into commercially successful products and processes. It operates seven national facilities in the Northeast of England and Scotland and provides relevant industry expertise and assets to its customers.

We have entered into a framework services agreement with CPI Innovation Services Limited (“CPIIS”), the commercial trading company for CPI, pursuant to which we purchase services consisting primarily of access to CPI process equipment required for fabrication as well as access to CPI staff with specific skills, to the extent required, at specified costs, including a minimum annual spending requirement. We have 14 employees at the CPI facility who operate or support operations and OTFT developments using the CPI equipment on our behalf. Pursuant to the terms of this agreement, we utilize an online booking system to book equipment for immediate use, subject to availability. For critical equipment that other CPI customers may seek to use, we may book up to two weeks in advance to guarantee availability. CPIIS has agreed to use its reasonable commercial endeavors to supply the requested services.

The latest agreement with CPIIS has a fixed term and will be completed at the end of March 2024. On March 22, 2024 we executed a new Framework Agreement with CPIIS for a twelve-month term commencing on April 1, 2024. The agreement may be terminated by either party in the event of a breach by the other party. We also lease office space at CPI’s facility in Sedgefield, England.

Collaboration Agreements

In October 2021, we entered into a joint development agreement with RiTdisplay, a Taiwan based developer of displays. Under this agreement the two parties are collaborating on the production of a full color demonstration AMOLED display. In 2023, we entered into a technology transfer with RiTdisplay commencing a joint project to develop the world’s first commercially ready active-matrix OLED display using OTFT technology. If successful, we believe the project with RiTdisplay will result in the development of the world’s first commercially ready active-matrix OLED display using OTFT technology.

In 2022, we entered into a joint development agreement with a Taiwan-based company for the development of a new generation of miniLEDs signage. This collaboration is expected to lead to the development of a roll-to-roll process for the manufacture of large format LED displays.

In 2023, we entered into a joint development agreement with a company in Taiwan for the development of a microLED-based display using our OTFT backplane.

In 2024, we entered into a joint development agreement with Tianma Microelectronics, Co, Ltd. to integrate Smartkem’s organic thin-film transistor technology with Tianma’s oxide transistors to develop OTFT-based microarray biochips.

In July 2023, we entered into a three-year technical services agreement with ITRI. Pursuant to this technical services agreement, ITRI  is developing Gen 2.5 scale (370mm x 470mm) commercial manufacturing processes for a range of our OTFT materials. The goal of our agreement with ITRI is to develop robust commercial scale manufacturing processes that will enable potential customers to develop prototypes on ITRI’s Gen2.5 line using our OTFT technology before transferring the manufacturing process to their own lines or to a third-party foundry, including ITRI. We believe that the successful development of commercial manufacturing processes will help to accelerate the adoption of our technology by display manufacturers in Taiwan and other areas of Asia. We have three employees supporting this work in Taiwan in addition to support from SmartKem staff in the UK.

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

We use our U.K.-based formulation activity to enable customers to validate our materials on their Gen 1- Gen 2.5 pilot lines. Our TRUFLEX® inks typically comprise between 1.2% up to 25% by weight of solids with the remainder being made up by electronic grade solvents. For commercial supply quantities, to avoid the shipping costs associated with large quantities of locally available solvents, we expect to supply fully formulated ink to customers from a formulation facility located close to the customer’s manufacturing facility. We may also outsource the ink manufacture to an accredited third-party local formulator subject to our final QC testing of the formulated inks.

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

A number of competitors have engaged in the development of organic inks. However, these competitors either opt to use polymeric semiconductors (BASF SE, Merck KGaA and Sumitomo Chemical Co., Ltd.) that process well but have a lower mobility than the polycrystalline organic materials in our TRUFLEX® materials, or polycrystalline semiconductors that have high mobility but relatively poor uniformity when processed. We believe our proprietary technology, which combines a polycrystalline molecule with a matched semiconducting polymer, provides higher mobility, particularly at short channel lengths and better processability over these technologies.

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

Employees

As of December 31, 2023, we had 29 full-time employees and two part-time employees of which 26 are based in the United Kingdom. 21 of our employees hold advanced degrees, including 7 Ph.Ds. We believe that our scientists and technical experts are significant assets of our business, and we value and support hiring exceptional talent to further develop our TRUFLEX® technology and drive our business growth.

Corporate History

We were originally incorporated as Parasol Investments Corporation (“Parasol”) in the State of Delaware in May 2020. Prior to the acquisition of SmartKem Limited in February 2021, we were a “shell” company registered under the Exchange Act, with no specific business plan or purpose. In accordance with “reverse merger” accounting treatment, our historical financial statements at period ends, and for periods ended, prior to our acquisition of SmartKem Limited were replaced with the historic financial statements of SmartKem Limited in our SEC filings made after the acquisition.

Our principal executive offices are located at Manchester Technology Centre, Hexagon Tower, Delaunays Road, Blackley Manchester, M9 8GQ U.K. Our telephone number is +44 161 721 1514.

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

Item 1A. Risk Factors

An investment in our securities is highly speculative and involves a high degree of risk. We face a variety of risks that may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict. You should carefully consider the risks described below together with all of the other information in this Report, including our consolidated financial statements and the related notes and the information described in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other filings with the SEC. If any of the risks described below occur, our business, financial condition, results of operations and prospects could be materially adversely affected. In that case, the market price of our common stock would likely decline, and investors could lose all or a part of their investment. Only those investors who can bear the risk of loss of their entire investment should consider an investment in our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.

Summary of Risk Factors

●	We have a history of losses, anticipate continued operating losses in the future, and may not be able to achieve or maintain profitability. If we cannot achieve or maintain profitability, stockholders could lose all or part of their investment.
●	Our quarterly results of operations are likely to vary from period to period, which could cause the market price of our common stock to fluctuate or decline.
●	We may not be able to develop technologies and products to satisfy changes in customer demand or industry standards, and our competitors could develop products that decrease the demand for our products.
●	We compete in highly competitive markets characterized by rapid technological changes, and existing and new companies may introduce products that compete with ours, which may adversely affect our business and operating results.
●	If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell our existing or future products - or generate product revenue.
●	We rely on the CPI and ITRI for access to fabrication and expect to enter into arrangements with third-party fabricators to produce our products at commercial scale. The loss of access to the CPI and/or the ITRI facilities, or our inability to enter into agreements with third-party fabricators could have a material adverse effect on our business development.
●	Because we will depend on third-party fabricators to manufacture products for us, we will be susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales, income and customers.
●	We rely on our management team and other key employees and will need additional personnel to grow our business. The loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.
●	Any failure by us to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
●	We incur significant costs as a result of operating as a public company.
●	If we fail to maintain effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business or share price.
●	An active trading market for our common stock may not develop or be sustained, which may make it difficult for investors to sell shares of our common stock and may make it difficult for us to raise capital.
●	We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.

Risks Related to our Business and the Industry in Which We Operate

We have a history of losses, anticipate continued operating losses in the future, and may not be able to achieve or maintain profitability. If we cannot achieve or maintain profitability, stockholders could lose all or part of their investment.

Since our inception, we have generated substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of December 31, 2023, we had an accumulated deficit of $95.1 million. For the years ended December 31, 2023 and December 31, 2022 our total comprehensive loss was $9.6 million and $10.6 million, respectively. We expect our operating losses to continue for the foreseeable future as we continue to invest in our infrastructure and research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to generate revenue to offset our increased operating expenses. If we are unable to generate substantial revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.

We have recorded recurring losses from operations and will likely require additional capital to support our business and objectives.

We have incurred recurring losses since inception and, as of December 31, 2023, had an accumulated deficit of $95.1 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products, and it is possible we will never achieve profitability.

We believe that our existing cash will be sufficient to fund our operations through the end of April 2025 and that we will require additional capital to continue our operations and research and development activity thereafter. There can be no assurance, however, that such financing will be available by the end of April 2025, if at all, or on acceptable terms and conditions. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including our ability to generate significant revenue, the market demand for our products, the quality of product development efforts including potential joint collaborations, management of working capital, and the continuation of normal payment terms and conditions for purchase of services.

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

We do not currently have a fully staffed sales organization. We intend to commercialize our products with a direct sales force. To achieve this, we will be required to build a direct sales organization. We also will have to build our marketing, sales, managerial and other non-technical capabilities or make arrangements with third parties for distribution and to perform certain of these other services, and we may not be successful in doing so. Building an internal sales organization is time-consuming and expensive and will significantly increase our compensation expense. We may be unable to secure contracts with distributors on favorable terms or at all. We have no prior experience in the marketing, sale and distribution of our products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and motivate qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively oversee a geographically dispersed sales and marketing team. If we are unable to build an effective sales organization and/or if we are unable to secure relationships with third-party distributors, we will not be able to successfully commercialize our products, our future product revenue will suffer, and we would incur significant additional losses.

We rely on CPI and ITRI for access to fabrication and expect to enter into arrangements with third-party fabricators to produce our products at commercial scale. The loss of access to the CPI facility and/or the ITRI facilities, or our inability to enter into agreements with third-party fabricators could have a material adverse effect on our business development.

We do not have our own fabrication facility and rely on CPI and ITRI for access to its facility for fabrication of prototypes and demonstration products. If we lost access to CPI’s fabrication facility and/or ITRI’s fabrication facility, it could materially and adversely affect our ability to manufacture prototypes and demonstrate products for potential customers. The loss of access may also significantly impede our ability to engage in product development and process improvement activities. We expect to enter into arrangements with third-party fabricators to produce products for customers for demonstration products or for commercial product sale, other than for our formulated materials. The third-party fabricators are often located in Asia but could also be in the United States. No assurance can be given that we will be able to negotiate agreements with third-party fabricators on terms that are acceptable to us. Third-party fabricators may not have the ability to provide us with access to adequate capacity for our needs and our customers’ needs. We will also have less control over delivery schedules and overall support compared to competitors who have commercial fabrication operations. If the fabricators we use are unable or unwilling to manufacture our products in our required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative fabricators. This qualification process could typically take three to six months and we may not find sufficient capacity in a timely manner or at an acceptable cost to satisfy our production requirements. Some companies that supply products to our customers are similarly dependent on a limited number of suppliers. These other companies’ products may represent important components of the displays into which our products are designed. If these companies are unable to produce the volumes demanded by our customers, our customers may be forced to slow down or halt production on the equipment for which our products are designed, which could materially impact our order levels and our results of operations.

The transfer of our technology and manufacturing know-how to a third-party commercial manufacturer may result in unanticipated costs and delays that could have a material and adverse effect our business, financial condition and results of operations.

We do not have the ability to produce our flexible transistors at commercial scale. We have engaged ITRI, a third-party foundry service in Taiwan, to assist us in developing a commercial manufacturing process for our products with the ultimate goal of enabling one or more third parties to manufacture our products at commercial scale for customers that do not have their own facilities. While we believe that display products utilizing our proprietary OTFTs can be made using existing commercial processes, we expect that transferring our technology and manufacturing know-how to a third-party manufacturer will be a time-intensive and costly process. We may also be required to adapt our manufacturing processes to enable our display products to be made at commercial scale. Any contract manufacturer will be required to manufacture products to our customers’ specifications. We may be required to expend significant management and financial resources to enable contract manufacturers to meet those specifications. In addition, any contract manufacturer may not be able to manufacture products meeting the required specifications at the cost, in the volume or on the schedule that we expect. As a result, we may be subject to unanticipated costs and delays that could have a material adverse effect on our business, financial condition and results of operations

Because we will depend on third-party fabricators to manufacture products for us, we will be susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales, income and customers.

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

Our current operations are concentrated, and in the event of an earthquake, terrorist attack or other disaster affecting these locations or those of our major suppliers, our operations may be interrupted, and our business may be harmed.

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

The COVID-19 global pandemic and resulting adverse economic conditions adversely impacted our business. Future pandemics or similar events could also have a material adverse impact on our business, financial condition, and results of operations.

The COVID-19 global pandemic adversely impacted us by disrupting our operations and increasing our costs as a result of, among other things, measures to address the health and safety of our employees, government work from home directives, quarantines, worker absenteeism as a result of illness, social distancing and travel restrictions that prevented face to face meetings with joint development partners, prospects and suppliers. Future pandemics and similar events could also materially and adversely affect our business, financial condition and results of operations.

The COVID-19 global pandemic also resulted in severe disruptions and volatility in the global economy and financial markets. At various times during the outbreak, the countries in which we operate and do business took dramatic action including, without limitation, ordering all nonessential workers to stay home, mandating the closure of schools and nonessential business premises and imposing isolation measures on large portions of the population.

Future pandemics and similar events could materially increase our costs, severely negatively impact business development and commercialization, net income, and other results of operations, and impact our liquidity position. The duration of any such impacts cannot be predicted, and such impacts may also have the effect of heightening many of the other material risks we face.

The COVID-19 pandemic and a supply shortage experienced by the semiconductor industry disrupted normal business activity and similar events may have an adverse effect on our results of operations.

The global spread of COVID-19 and the efforts to control disrupted, and reduced the efficiency of, normal business activities in much of the world. The pandemic resulted in authorities around the world implementing numerous unprecedented measures such as travel restrictions, quarantines, shelter in place orders, factory and office shutdowns and vaccine mandates. COVID-19 measures adversely impacted our operations and those of our customers, contract manufacturers, suppliers and logistics providers. At the same time, and to some extent relatedly, the global silicon semiconductor industry is experiencing a shortage in supply and difficulties in ability to meet customer demand and led to an increase in lead-times of the production of semiconductor chips and components.

In 2023 we experienced, and expect to continue to experience, disruption to parts of our semiconductor supply chain, including procuring necessary components and inputs, such as wafers and substrates, in a timely fashion, with suppliers increasing lead times or placing products on allocation and raising prices. We have also incurred higher costs to secure available inventory or have extended our purchase commitments or placed non-cancellable orders with suppliers, which introduces inventory risk if our forecasts and assumptions are inaccurate. In addition, disruptions to commercial transportation infrastructure have increased delivery times for materials and components to our facilities and, in some cases, our ability to timely ship our products to customers.

We believe the global supply chain challenges and their adverse impact on our business will persist and the degree to which the future pandemics and similar events ultimately impact our business and results of operations will depend on future developments beyond our control.

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

Certain of our partners are located in Taiwan, including ITRI, and we expect many of our customers will be located in Taiwan. Therefore, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability, and diplomatic and social developments in or affecting Taiwan due to its international political status, including current tensions with China. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan, could disrupt our business operations and materially and adversely affect our results of operations.

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

We must comply with federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of materials used in our products and manufacturing processes. Our failure to comply with such regulations could result in significant fines, suspension of production, cessation of operations or future liabilities. Such regulations could also require us in the future to incur significant expenses to comply with such regulations. Our use of potentially hazardous materials could also restrict our ability to manufacture or sell our products to certain countries, require us to modify our logistics, or require us to incur other significant costs and expenses. For example, in February 2023 the Member States Committee of the European Chemicals Agency, or the ECHA, published a report and supporting annexes related to a proposal to ban the manufacturing, placing on the market, and use of per-and polyfluoroalkyl substances (“PFAS”) in the European Union. In this regulatory process, more than 10,000 substances, including chemicals we use, are being considered for potential broad regulatory action. We submitted evidence in September 2023 supporting requests to be exempt from the ban for specific uses of PFAS, both in materials formulations and packaging materials for chemicals. If the PFAS ban in the EU is ultimately enacted, and our derogation requests are not granted, we will not be able to manufacture and sell our products in the EU as they are currently manufactured, and our business would be adversely affected. In addition, any exemptions may be limited in time, and in such case, we would eventually be required to eliminate the use of PFAS in our products, which may make it more expensive for us to manufacture, sell and ship our products. Environmental laws and regulations continue to expand with a focus on reducing or eliminating hazardous substances in electronic products and it may be difficult for us to timely comply with any future environmental laws applicable to us. In addition, we may have to write off inventory if we hold unsaleable inventory as a result of changes to regulations. These requirements may increase our own costs, as well as those passed on to us by our supply chain

Our business may be affected by litigation and government investigations.

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

As a public company, we incur significant legal, accounting and other expenses. For example, we are subject to the information and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, the Nasdaq Stock Market (“Nasdaq”) listing requirements and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. Among other things, we are required to:

●	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404(a) of the Sarbanes-Oxley Act and the related rules and regulations of the Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board;
●	maintain policies relating to disclosure controls and procedures;
●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;
●	institute a more comprehensive compliance function, including with respect to corporate governance; and
●	involve, to a greater degree, our outside legal counsel, and accountants in the above activities.

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

In connection with our preparation of our financial statements for the second quarter of 2023, a material weakness in our internal control over financial reporting was identified relating to the complex financial reporting and accounting associated with the June 2023 PIPE (as defined below), a non-cash item. None of our filed financial statements were impacted. Management implemented measures designed to ensure that the control deficiency contributing to the material weakness was remediated, such that the controls are designed, implemented, and operating effectively. The remediation actions included the enhancement of control activity evidence, improvement of management review controls, and recording of the fair value of the warrant liability.

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15(e) under the Exchange Act, as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023. See “Item 9A Controls and Procedures.”

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

The terms of the June 2023 PIPE include a number of restrictions on our operations and on our ability to raise additional capital. The Purchase Agreement (as defined below), among other things, provides that, for a period ending on June 14, 2024, we may not use cash from operating activities (as defined under U.S. generally accepted accounting principles) of more than an average of $2.8 million for any consecutive three-month period (subject to certain exceptions). This provision may cause us to delay certain actions that may benefit our business and may prevent us from pursuing potentially favorable business opportunities, even if a majority of our board of directors believes such actions or opportunities are in the best interest of our company and our stockholders.

Under the terms of the Purchase Agreement, as amended, for a period ending on December 15, 2025, in the event that we issue common stock or common stock equivalents in a subsequent financing (as defined in the Purchase Agreement), the significant purchasers (defined in the Purchase Agreement as a purchaser acquiring at least 1,000 shares of Series A-1 Preferred Stock) will have the right to purchase up to 40% of the securities sold in the subsequent financing. This provision may make it more difficult for us to raise additional capital because other investors may want to provide all, or a larger portion of the capital provided in the subsequent financing or may be unwilling to co-invest with one or more of the significant purchasers or may be unwilling to commit to provide financing without knowing how much of the subsequent financing will be provided by the significant purchasers.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Significant assumptions and estimates used in preparing our financial statements include those related to assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of investors, resulting in a decline in the market price of our common stock.

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

An active trading market for our common stock may not  develop or be sustained. Because of the lack of an active trading market, shares of our common stock trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent and the trading price of our common stock may be extremely volatile. The lack of an active market for our common stock may impair investors’ ability to sell their common stock at the time they wish to sell them or at a price that they consider reasonable, may reduce the fair market value of their shares of common stock and may impair our ability to raise capital to continue to fund operations by selling securities. No assurance can be given that an active trading market for our common stock will develop or be sustained. The lack of an active market for our common stock may make it difficult for investors to sell shares of our common stock and may make it difficult for us to raise capital.

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

The designation of our common stock as a “penny stock”  limits the liquidity of our common stock.

Our common stock is deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act). Generally, “penny stock” is common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers and investors choose not to participate in penny stock transactions, which may result in further liquidity constraints and declines in the trading price of our common stock. Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares of our common stock.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. In addition, because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, security analysts of brokerage firms may not provide coverage of our company. We cannot assure you that brokerage firms will provide analyst coverage of our company in the future or continue such coverage if started. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our company as a result of more limited coverage by analysts and the media, which could harm our ability to raise additional funding in the future. The failure to receive research coverage or support in the market for shares of our common stock will have an adverse effect on our ability to develop a liquid market for our common stock, which will negatively impact the trading price of our common stock.

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

Our executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own 58.4% of our common stock. As a result, these stockholders, acting together have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly impact the management and affairs of our company. The interests of these stockholders may not be the same as or may even conflict with your interests. The concentration of ownership might decrease the market price of our common stock by:

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

Because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, security analysts of brokerage firms may not provide coverage of our company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for shares of our common stock will have an adverse effect on our ability to develop a liquid market for our common stock.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications and hosting services to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We engage a third-party consultant to assist us with our cybersecurity risk management framework, including the monitoring and detection of cybersecurity threats and responding to any cybersecurity threats or incidents. .  Our third-party consultant team is managed by our Chief Financial Officer who reports to the Audit Committee at the board-level, as appropriate.

As of December 31, 2023, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

Item 2. Properties

Our headquarters are located in Manchester, England, where we lease approximately 10,000 square feet of commercial space for research and development, engineering, testing and corporate offices pursuant to a lease that expires in 2025. We also have a leased office in Hsinchu City Taiwan where we lease approximately 1,000 square feet of office space pursuant to a lease which expires in 2025. We use the CPI facility in Sedgefield, England for virtually all of our fabrication activities. In addition, we lease two offices at CPI pursuant to leases which expire in 2024 and two offices at NetPark, Sedgefield pursuant to leases which expire in March 2024. On March 22, 2024 we executed a new Framework Agreement with CPIIS for a twelve-month term commencing on April 1, 2024. We also maintain access to additional office space on a temporary or as-needed basis. We believe that our facilities are suitable to meet our current needs and that suitable space will be available on acceptable terms as may be required to support the expected growth in our business.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities

Market Information

Our common stock is traded on the OTC Market Group’s OTCQB® Market (“OTCQB”) under the ticker symbol “SMTK.”

Holders of Record

As of March 27, 2024, there were 1,355,361 shares of our common stock outstanding which were held by 210 stockholders of record as reported by our transfer agent. This number does not include beneficial owners whose shares are held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Overview

We are seeking to reshape the world of electronics with our disruptive organic thin-film transistors (“OTFTs”) that we believe have the potential to drive the next generation of displays. Our patented TRUFLEX® semiconductor and dielectric inks, or electronic polymers, are used to make a new type of transistor that we believe have the capability to potentially revolutionize the display industry. Our inks enable low temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost displays that outperform existing technologies. Our electronic polymer platform can be used in a range of display technologies including microLED, miniLED and AMOLED displays for next generation televisions, laptops, augmented reality (“AR”) and virtual reality (“VR”) headsets, smartwatches and smartphones.

Our loss before income taxes was $8.5 million and $11.5 million for the year ended December 31, 2023, and 2022, respectively. As of December 31, 2023, our accumulated deficit was $95.1 million. Substantially all our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.

Key Factors Affecting Our Performance

There are a number of industry factors that affect our business which include, among others:

Overall Demand for Products and Applications using Organic thin film transistors

Our potential for growth depends significantly on the adoption of OTFT materials in the display and sensor markets and our ability to capture a significant share of any market that does develop. We expect that demand for our technology will also fluctuate based on various market cycles, continuously evolving industry supply chains, trade and tariff terms, as well as evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers.

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

Components of Results of Operations

Revenue

Revenue. Our revenue consists of revenue from the sale of TRUFLEX® inks and demonstration products.

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

Non-Operating Income (Expense)

Non-operating income/expense aggregates the following amounts:

Foreign Currency Translation. Foreign currency translation reflects adjustments made due to currency fluctuations.

Transaction Costs. Costs for equity contracts that are classified as a liability.

Fair Value of Warrant Liability. The fair value of equity contracts that are classified as a liability.

Interest Income. Interest income is interest on our cash deposits.

Income Tax Expense. Income tax expense consists primarily of income taxes in jurisdictions in which we conduct business.

Results of Operations

Twelve months ended December 31, 2023 compared with the twelve months ended December 31, 2022

Revenue and Cost of Revenue

Our revenue and cost of revenue reflects sales of TRUFLEX® inks and demonstration products and the direct costs associated with those sales.

Revenues were $27.0 thousand for the year ended December 31, 2023, compared to $40.0 thousand for the same period of 2022. Cost of revenue was $23.0 thousand for the twelve months ended December 31, 2023, compared to $33.0 thousand for the same period of 2022. The decrease is mainly the results of less unit sales in 2023 compared to 2022, reflecting the largely one-off nature of these sales, consistent with our current stage of commercialization.

Other Operating Income

Other operating income was $0.8 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively. The primary sources of the other operating income in these periods were a research grant and research and development tax credits. The decrease is mostly attributable to a reduction in the allowable research and development expenses and a lowering of the tax credit rate to be applied to the allowable expenses of which both went into effect in 2023.

Operating Expenses

Operating expenses decreased by $0.1 million to $10.8 million for the year ended December 31, 2023, compared to $10.9 million for the comparable period of 2022.

Research and development expense, which represents 51.3% and 53.4% of our total operating expenses for the twelve months ended December 31, 2023 and 2022, respectively, decreased by $0.2 million to $5.6 million for the year ended December 31, 2023, compared to $5.8 million for the same period of 2022. The decrease is mainly due to lower personnel costs related to reductions in force effected in December 2022 and September 2023 and lower technical research and development costs, including consulting, testing and lab supplies.

Selling, general and administrative expense, which represents 47.9% and 46.6% of our total operating expenses for the twelve months ended December 31, 2023 and 2022, respectively, increased by $0.1 million to $5.2 million for year ended December 31, 2023 as compared to $5.1 million for the same period in 2022. There was an increase in personnel costs due to severance costs and the accrual of bonus payments in 2023. This was offset by a reduction in investor relations cost and other professional service fees.

Non-Operating Income/(Expenses) and Net Loss

The increase of $3.0 million in gain on foreign currency transactions was due to fluctuations in U.S. dollar/U.K. pound value arising from transactions denominated in foreign currencies and the translation of foreign currency denominated balances on intra-group loans.

Issuance costs of $0.2 million allocated to the warrant liability were expensed in full during the year ended December 31, 2023. The majority of costs were legal, placement and consulting fees specifically related to the private placement transaction. There were no similar gains or losses recorded during the prior year.

A gain of $0.5 million related to the valuation of the warrant liability was recorded during the year ended December 31, 2023. There were no similar gains or losses recorded during the prior year.

The loss before income taxes was $8.5 million for the year ended December 31, 2023, a decrease of $3.0 million, compared to a loss before income taxes of $11.5 million for the year ended December 31, 2022. The decrease in the 2023 period was attributable increases in gains on foreign currency transactions and lower operating expenses as described in the preceding paragraphs.

Liquidity and Capital Resources

As of December 31, 2023, our cash and cash equivalents were $8.8 million compared with $4.2 million as of December 31, 2022. We believe this will be sufficient to fund our operating expenses and capital expenditure requirements through the end of April 2025. It is possible this period could be shortened if there are any significant increases in planned spending or development programs or more rapid progress of development programs than anticipated.

Our future viability is dependent on our ability to raise additional capital to fund our operations. We will need to obtain additional funds to satisfy our operational needs and to fund our sales and marketing efforts, research and development expenditures, and business development activities. Until such time, if ever, as we can generate sufficient cash through revenue, management’s plans are to finance our working capital requirements through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution. If we borrow money, the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations. If we enter into a collaboration, strategic alliance or other similar arrangement, we may be forced to give up valuable rights. There can be no assurance however that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company’s products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows for operations, then the Company will need to raise additional funding.

Cash Flow from Operating Activities

Net cash used in operating activities was $8.0 million for the year ended December 31, 2023, compared to $9.0 million for the year ended December 31, 2022, a decrease of $1.0 million. The decrease resulted primarily from a decrease in our net loss of $3.0 million, partially offset by an increase of non-cash activities of $3.3 million and a net increase in operating assets and liabilities of $1.3 million.

Cash Flow from Investing Activities

Net cash used in investing activities was $18.0 thousand for the year ended December 31, 2023, compared to $79.0 thousand for the year ended December 31, 2022, a decrease of $61.0 thousand. The decrease resulted from a reduced level of investment in laboratory and capital equipment purchases in 2023.

Cash Flow from Financing Activities

Net cash flows provided by financing activities was $12.7 million for the year ended December 31, 2023, compared to $1.8 million for the year ended December 31, 2022, an increase of $10.9 million. In June 2023, we completed a private placement of our preferred stock and warrants resulting in net proceeds of $12.4 million with an additional $1.8 million related to the issuance of warrants. We incurred $1.5 million in issuance costs in connection with this private placement.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and purchase commitments in the normal course of business for research & development facilities and services, communications infrastructure, and administrative services. We expect to fund these commitments from our cash balances and working capital.

Recently Issued Accounting Pronouncements

For recently issued accounting announcements, see “Recently Issued Accounting Pronouncements” in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors. In addition, there are other items within our financial statements that require estimation but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Share-Based Compensation

The Company determines the fair value of certain share-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield, and expected life of the options. Prior to February 2022, the Company’s common stock was not traded on an over the counter or national securities exchange and consequently the Company developed estimates for the inputs to the option-pricing model.

Warrant Liability

The valuation of the warrant liability was determined using an option pricing model. This model uses inputs such as the underlying price of the shares issued at the measurement date, expected volatility, risk free interest rate and expected life of the instrument. Since our common stock was not publicly traded until February 2022 there has been insufficient volatility data available. Accordingly, we have used an expected volatility based on historical common stock volatility of our peers. In addition, we used the probability of uplisting as an input in the model to determine the fair value of the warrant liability.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

SmartKem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SmartKem, Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of  operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2023.

New York, NY

March 27, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

SmartKem, Inc.

Manchester, United Kingdom

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of SmartKem, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO LLP

BDO LLP

We have served as the Company's auditor from 2020 through to 2023.

Manchester, United Kingdom

March 30, 2023, except for the effects of the reverse stock split as described in Notes 2 and 8, which is dated March 27, 2024

SMARTKEM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$8,836	$4,235
Accounts receivable	268	30
Research and development tax credit receivable	610	1,121
Prepaid expenses and other current assets	811	1,056
Total current assets	10,525	6,442
Property, plant and equipment, net	455	602
Right-of-use assets, net	285	475
Other assets, non-current	7	6
Total assets	$11,272	$7,525

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,178	$931
Lease liabilities, current	230	206
Income tax payable	—	22
Other current liabilities	360	244
Total current liabilities	1,768	1,403
Lease liabilities, non-current	19	239
Warrant liability	1,372	—
Total liabilities	3,159	1,642

Commitments and contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, 13,765 and zero shares issued and outstanding, at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 889,668 and 771,054 shares issued and outstanding, at December 31, 2023 and December 31, 2022, respectively *	—	—
Additional paid-in capital	104,757	92,933
Accumulated other comprehensive loss	(1,578)	(483)
Accumulated deficit	(95,066)	(86,567)
Total stockholders' equity	8,113	5,883
Total liabilities and stockholders’ equity	$11,272	$7,525

* reflects a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023

The accompanying notes are an integral part of these consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except number of shares and per share data)

	Year Ended December 31,
	2023	2022
Revenue	$27	$40
Cost of revenue	23	33
Gross profit	4	7

Other operating income	836	1,172

Operating expenses
Research and development	5,556	5,802
Selling, general and administrative	5,188	5,071
Loss on foreign currency transactions	87	—
Total operating expenses	10,831	10,873

Loss from operations	(9,991)	(9,694)

Non-operating income/(expense)
Gain/(loss) on foreign currency transactions	1,213	(1,782)
Transaction costs allocable to warrants	(198)	—
Change in fair value of the warrant liability, net	465	—
Interest income	12	5
Total non-operating income/(expense)	1,492	(1,777)

Loss before income taxes	(8,499)	(11,471)
Income tax expense	—	(24)
Net loss	$(8,499)	$(11,495)

Net loss	$(8,499)	$(11,495)
Other comprehensive loss:
Foreign currency translation	(1,095)	880
Total comprehensive loss	$(9,594)	$(10,615)

Basic and diluted net loss per common share *	$(6.32)	$(13.88)

Basic and diluted weighted average shares outstanding *	1,344,892	827,906

* reflects a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023

The accompanying notes are an integral part of these consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

						Accumulated
	Preferred Stock		Common stock *		Additional	other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	equity
Balance at January 1, 2023	—	$—	771,054	$—	$92,933	$(483)	$(86,567)	$5,883
Stock-based compensation expense	—	—	—	—	717	—	—	717
Issuance of common stock to vendor	—	—	2,937	—	55	—	—	55
Issuance of preferred stock, net of issuance costs	14,149	—	—	—	11,027	—	—	11,027
Conversion of preferred stock into common stock	(384)	—	43,891	—	—	—	—	—
Exercise of warrants into common stock	—	—	71,786	—	25	—	—	25
Foreign currency translation adjustment	—	—	—	—	—	(1,095)	—	(1,095)
Net loss	—	—	—	—	—	—	(8,499)	(8,499)
Balance at December 31, 2023	13,765	$—	889,668	$—	$104,757	$(1,578)	$(95,066)	$8,113

						Accumulated
	Preferred Stock		Common stock *		Additional	other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	equity
Balance at January 1, 2022	—	$—	730,176	$—	$89,957	$(1,363)	$(75,072)	$13,522
Stock-based compensation expense	—	—	—	—	488	—	—	488
Issuance of common stock to vendor	—	—	12,308	—	658	—	—	658
Issuance of common stock in private placement	—	—	28,573	—	2,000	—	—	2,000
Issuance costs related to common stock in private placement	—	—	—	—	(170)	—	—	(170)
Reverse stock split rounding	—	—	(3)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	880	—	880
Net loss	—	—	—	—	—	—	(11,495)	(11,495)
Balance at December 31, 2022	—	$—	771,054	$—	$92,933	$(483)	$(86,567)	$5,883

* reflects a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023

The accompanying notes are an integral part of these consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flow from operating activities:
Net loss	$(8,499)	$(11,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	145	198
Stock-based compensation expense	717	488
Issuance of common stock to vendor	55	391
Right-of-use asset amortization	263	264
Gain/(loss) on foreign currency transactions	(1,120)	1,782
Transaction costs allocable to warrants	198	—
Change in fair value of the warrant liability, net	(465)	—
Change in operating assets and liabilities:
Accounts receivable	(231)	(32)
Research and development tax credit receivable	562	(213)
Prepaid expenses and other current assets	70	(42)
Accounts payable and accrued expenses	459	(385)
Lease liabilities	(266)	(265)
Income tax payable	(23)	22
Other current liabilities	98	238
Net cash used in operating activities	(8,037)	(9,049)

Cash flows from investing activities:
Purchases of property, plant and equipment	(18)	(79)
Net cash used by investing activities	(18)	(79)

Cash flow from financing activities:
Proceeds from the issuance of preferred stock in private placement	12,386	—
Proceeds from the issuance of warrants in private placement	1,763	—
Proceeds from the issuance of common stock in private placement	—	2,000
Payment of issuance costs	(1,483)	(170)
Proceeds from the exercise of warrants	25	—
Net cash provided by financing activities	12,691	1,830

Effect of exchange rate changes on cash	(35)	(693)

Net change in cash	4,601	(7,991)

Cash, beginning of period	4,235	12,226
Cash, end of period	$8,836	$4,235

Supplemental disclosure of cash and non-cash investing and financing activities
Initial classification of fair value of warrants	$1,837	$—
Right-of-use asset and lease liability additions	$50	$583
Issuance of common shares for consulting services	$—	$633

The accompanying notes are an integral part of these consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.    ORGANIZATION & BUSINESS

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Business

We are seeking to reshape the world of electronics with our disruptive organic thin-film transistors (OTFTs) that we believe have the potential to drive the next generation of displays. Our patented TRUFLEX® semiconductor and dielectric inks, or electronic polymers, are used to make a new type of transistor that we believe have the capability to revolutionize the display industry. Our inks enable low temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost displays that outperform existing technologies. Our electronic polymer platform can be used in a range of display technologies including microLED, miniLED and AMOLED displays for next generation televisions, laptops, augmented reality (AR) and virtual reality (VR) headsets, smartwatches and smartphones.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic (the “Pandemic”). The Pandemic has had a widespread and detrimental effect on the global economy and has adversely impacted the Company’s business and results of operations. The Company has experienced travel bans, states of emergency, quarantines, lockdowns, “shelter in place” orders, business restrictions and shutdowns in the countries where it operates. The Company’s containment measures have impacted its day-to-day operations and disrupted its business. Because the severity, magnitude and duration of the Pandemic and its economic consequences are highly uncertain, rapidly changing and difficult to predict, the ultimate impact of the Pandemic on the Company’s business, financial condition and results of operations is currently unknown. The additional costs incurred by the Company related to COVID-19 for the years ended December 31, 2023, and 2022, respectively were deemed to be immaterial to the consolidated financial statements.

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

Reclassification

Certain accounts in the prior period consolidated financial statements have been reclassified to conform to the presentation of the current year consolidated financial statements. These reclassifications had no effect on the previously reported operating results.

Reverse Stock Split

All share numbers and per share amounts presented in these financial statements, including these footnotes reflect a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023 (see also Note 8).

Liquidity

As of December 31, 2023, we have incurred recurring losses including net losses of $8.5 million and $11.5 million for the years ended December 31, 2023, and 2022, respectively. We anticipate operating losses to continue for the

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products.

In June 2023 the Company raised $14.2 million through two closings of a private placement of Preferred Stock and Warrants. Net proceeds after related expenses was $12.7 million. In addition, the company has also gone through various cost cutting measures such as lowering personnel costs through a reduction in force, reduced spending on professional service fees and reduced our lease and related utility costs by consolidating office and lab space. All of these actions together have alleviated the going concern that was reported in 2022.

We expect that our cash and cash equivalents of $8.8 million as of December 31, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements through the end of April 2025. It is possible this period could be shortened if there are any significant increases in planned spending or development programs or more rapid progress of development programs than anticipated.

Our future viability is dependent on our ability to raise additional capital to fund our operations. We will need to obtain additional funds to satisfy our operational needs and to fund our sales and marketing efforts, research and development expenditures, and business development activities. Until such time, if ever, as we can generate sufficient cash through revenue, management’s plans are to finance our working capital requirements through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution. If we borrow money, the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations. If we enter into a collaboration, strategic alliance or other similar arrangement, we may be forced to give up valuable rights. There can be no assurance however that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company’s products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows for operations, then the Company will need to raise additional funding.

Basis of Consolidation

The consolidated financial statements include the accounts of SmartKem, Inc. and its wholly-owned subsidiary, SmartKem Limited. The Company does not have any nonconsolidated subsidiaries. All intercompany balances and transactions have been eliminated on consolidation, including unrealized gains and losses on transactions between the companies.

Comprehensive loss

Comprehensive loss of all periods presented is comprised primarily of net loss and foreign currency translation adjustments.

Management’s Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relates to the valuation of common share, fair value of share options, and the fair value of warrant liability. These estimates and assumptions are based on current facts, historical experience and various other factors believed

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. As of December 31, 2023 and 2022, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of non-collection. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for credit losses would be required. There was no allowance for credit losses recorded as of December 31, 2023 and 2022.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

Management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. If the carrying amount is greater than the undiscounted cash flows, the carrying amount of the asset is reduced to the asset’s fair value. An impairment loss is recognized immediately as an operating expense in the consolidated statements of operations. Reversal of previously recorded impairment losses are prohibited. As of December 31, 2023, and 2022, Company’s management believed that no revision to the remaining useful lives or impairment of the Company’s long-lived assets was required.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2023, and 2022. The carrying value of the Company’s cash, accounts receivable, other receivables, and accounts payable approximate fair value because of the short-term maturity of these financial instruments.

Warrants

The accounting treatment of warrants issued is determined pursuant to the guidance provided by ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Contracts in Entity's Own Equity, as applicable. Each feature of a freestanding financial instrument including, without limitation, any rights relating to subsequent dilutive issuance, dividend issuances, equity sales, rights offerings, forced conversions, dividends, and exercise are assessed with determinations made regarding the proper classification in the Company’s consolidated financial statements. The Company assessed its warrants in accordance with this guidance, under which warrants that do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company will classify those warrants as liabilities at their fair value and adjusts the warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date and any change in fair value is recognized in the statements of operations.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Direct and incremental legal and accounting costs associated with the Company’s issuance of common stock, preferred stock and warrants are deferred and classified as a component of other assets on the consolidated balance sheet until completion of the issuance. Upon completion of the issuance, deferred offering costs are reclassified from other assets to equity in additional paid-in capital and recorded against the net proceeds received in the issuance. For the year ended December 31, 2023, we recorded $1.5 million of offering costs of which $1.3 million were recorded in additional paid-in capital and $0.2 million were recorded as non-operating expenses and for the year ended December 31, 2022, $170 thousand of offering costs were recorded in additional paid-in capital.

Non-retirement Post-employment Benefits

The company records employee severance benefits as non-retirement post-employment benefits that are accounted for under the guidance of  ASC 712-10 Compensation - Nonretirement Postemployment Benefits. A liability is accrued when it becomes probable that a payment will be made, and the amount is estimable. In most cases, a payment is not deemed probable until the employer makes the decision to terminate the employee. All severance payments identified were paid and expensed in the period incurred.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the consolidated balance sheets as of December 31, 2023 and 2022. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on inception date of the lease agreement in determining the present value of lease payments.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

allocated to a single performance obligation. Revenue is recognized upon shipment of each TRULFEX® ink or demonstrator, at a point in time. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. Costs incurred to obtain a contract will be expensed as incurred when the amortization period is less than a year.

Collaboration Arrangements

The Company entered into several collaboration agreements during 2023. The business arrangements between the two parties are not accounted for as a Collaborative Arrangement, as defined within the guidance under ASC 808, Collaborative Arrangement, as both parties are not exposed to significant risks and rewards dependent on the commercial success of the activity.

It has also determined that other parties are a vendor and not a customer, as defined within the guidance under ASC 606, as the other parties did not primarily contract with SmartKem to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. It was SmartKem that contracted with the other parties to obtain design services from it.

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

The Company has applied the guidance of IAS 20, Accounting for Government Grants and Disclosure of Government Assistance to account for grants and recognition of the other operating income related to the grant.  The government

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

grant is recognized only when there is reasonable assurance that a) the Company will comply with any conditions attached to the grant and, (b) the grant will be received. The grant is recognized as income over the period necessary to match the related costs, for which the grant is intended to compensated, on a systematic basis. A grant receivable as compensation for costs already incurred or for immediate financial support, with no future related costs, is recognized as other operating income in the period in which it is receivable.

For the year ended December 31, 2023 and 2022, the Company recorded grant income and research & development tax credits of $836 thousand and $1,172 thousand, respectively, which are recorded as other operating income in the accompanying consolidated statements of operations. As of December 31, 2023 and 2022, the Company had receivables related to research & development tax credits for payments not yet received of $610 thousand and $1,121 thousand, respectively and receivables related to a government grants of $160 thousand as of December 31, 2023. The Company had no receivables related to government grants as of December 31, 2022.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Non-cash stock-based compensation expense for the year ended December 31, 2023 and 2022 were $0.7 million and $0.5 million, respectively (see also Note 9).

The estimated fair value of stock options at the grant date is determined using the Black-Scholes pricing model. The Black-Scholes option pricing model requires inputs such as the fair value of common stock on date of grant, expected term using a simplified method, expected volatility, dividend yield, and risk-free interest rate. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards. The Company records forfeitures when they occur.

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

Income Taxes

Valuation allowance of deferred tax assets

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We considered the positive and negative evidence bearing upon its ability to realize the deferred tax assets. In addition to the Company’s history of cumulative losses, the Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, a full valuation allowance has been provided against its net deferred tax assets at both December 31, 2023 and 2022.  Should the Company change its determination, based on the evidence available as to the amount of its deferred tax assets that can be realized, the valuation allowance will be adjusted with a corresponding impact to the provision for income taxes in the period in which such determination is made and which may be material.

As of December 31, 2023, and 2022, there were no material uncertain tax positions.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Contingent Liabilities

A provision for contingent liabilities is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. From time to time, the Company may be party to certain litigation and disputes arising in the normal course of business. As of December 31, 2023, the Company is not a party to any litigation or disputes.

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

As of December 31, 2023, the Company had 61,587 pre-funded common stock warrants and 769,826 Class B Warrants outstanding and exercisable. As the pre-funded common stock warrants and Class B Warrants are exercisable for $0.35, these shares are considered outstanding common shares and included in computation of basic and diluted Earnings Per Share as the exercise of the pre-funded common stock warrants is virtually assured.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	December 31,
	2023	2022
Common stock warrants	1,772,829	28,161
Assumed conversion of preferred stock	1,573,226	—
Stock options	70,412	80,887
Total	3,416,467	109,048

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures which will require companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"). The pronouncement is effective for annual filings for the year ended December 31, 2024. The Company is still assessing the impact of the adoption of this standard but does not expect it to have a material impact on its results of operations, financial position or cash flows.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to provide more detailed income tax disclosures. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is still assessing the impact of the adoption of this standard but does not expect it to have a material impact on its results of operations, financial position or cash flows.

The OECD reached an agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on Pillar Two Proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Given the numerous proposed changes in law and uncertainty regarding such proposed changes, the impact cannot be determined at this time.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
(in thousands)	2023	2022
Prepaid facility costs	$101	$106
Prepaid insurance	274	358
Prepaid professional service fees	68	339
Research grant receivable	160	—
Prepaid software licenses	24	22
VAT receivable	104	195
Other receivable and other prepaid expenses	80	36
Total prepaid expenses and other current assets	$811	$1,056

4.    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	December 31,	December 31,
(in thousands)	2023	2022
Plant and equipment	$1,584	$1,478
Furniture and fixtures	108	218
Computer hardware and software	24	24
	1,716	1,720
Less: Accumulated depreciation	(1,261)	(1,118)
Property, plant and equipment, net	$455	$602

Depreciation expense was $145 thousand and $198 thousand for the year ended December 31, 2023 and 2022, respectively, and is classified as research and development expense.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
(in thousands)	2023	2022
Accounts payable	$355	$250
Accrued expenses – lab refurbishments	—	117
Accrued expenses – technical fees	91	130
Accrued expenses – audit & accounting fees	182	179
Accrued expenses – other	175	44
Payroll liabilities	375	211
Total accounts payable and accrued expenses	$1,178	$931

6.    LEASES:

The Company has operating leases consisting of office space, lab space, and equipment with remaining lease terms of 1 to 3 years, subject to certain renewal options as applicable.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods ended:

	Year Ended December 31,
(in thousands)	2023	2022
Operating lease cost	$276	$262
Short-term lease cost	7	10
Variable lease cost	162	186
Total lease cost	$445	$458

The total lease cost is included in the consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Research and development	$419	$430
Selling, general and administrative	26	28
Total lease cost	$445	$458

Right of use lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheets as follows:

	December 31,	December 31,
(in thousands)	2023	2022
Assets
Right of use assets - Operating Leases	$285	$475
Total lease assets	$285	$475

Liabilities
Current liabilities:
Lease liability, current - Operating Leases	$230	$206
Noncurrent liabilities:
Lease liability, non-current - Operating Leases	19	239
Total lease liabilities	$249	$445

The Company had no right of use lease assets or lease liabilities for financing leases as of December 31, 2023 and 2022.

The table below presents certain information related to the cash flows for the Company’s operating leases for the periods ended:

	Year Ended December 31,
(in thousands)	2023	2022
Operating cash outflows from operating leases	$266	$265
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right of use assets	$50	$583

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of the period ended:

	Year Ended December 31,
	2023	2022
Weighted average remaining lease term (in years) – operating leases	1.31	2.19
Weighted average discount rate – operating leases	7.88%	7.73%

Undiscounted operating lease liabilities as of December 31, 2023, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows:

December 31,
(in thousands)	2023
2024	$243
2025	20
Total undiscounted lease payments	263
Less imputed interest	(14)
Total net lease liabilities	$249

7.    COMMITMENTS AND CONTINGENCIES:

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material effect on the consolidated financial statements.

8.    STOCKHOLDERS’ EQUITY:

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Series A-1 Preferred Stock

On June 14, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware designating 18,000 shares out of the authorized but unissued shares of its preferred stock as Series A-1 Preferred Stock with a stated value of $1,000 per share (the “Series A-1 Certificate of Designation”). On January 29, 2024, the Company filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitation with the Secretary of the State of Delaware designating 11,100 shares of Series A-1 Preferred Stock. The following is a summary of the principal amended and restated terms of the Series A-1 Preferred Stock as set forth in the Amended and Restated Series A-1 Certificate of Designation:

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

Voting Rights

The shares of Series A-1 Preferred Stock have no voting rights, except to the extent required by the Delaware General Corporation Law.

As long as any shares of Series A-1 Preferred Stock are outstanding, the Company may not, without the approval of a majority of the then outstanding shares of Series A-1 Preferred Stock which must include AIGH Investment

Partners LP and its affiliates (“AIGH”) for so long as AIGH is holding at least $1,500,000 in aggregate stated value of Series A-1 Preferred Stock acquired pursuant to the Purchase Agreement (a) alter or change the powers, preferences or rights given to the Series A-1 Preferred Stock, (b) alter or amend the Amended and Restated Certificate of Incorporation (the “Charter”), the Series A-1 Certificate of Designation, the Series A-2 Certificate of Designation (as defined below) or the bylaws of the Company (the “Bylaws”) in such a manner so as to materially adversely affect any rights given to the Series A-1 Preferred Stock, (c) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation (as defined below) senior to, or otherwise pari passu with, the Series A-1 Preferred Stock, other than 3,050 shares of Series A-2 Preferred Stock of the Company, (d) increase the number of authorized shares of Series A-1 Preferred Stock, (e) issue any Series A-1 Preferred Stock except pursuant to the Purchase Agreement, or (f) enter into any agreement to do any of the foregoing.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Conversion

The Series A-1 Preferred Stock is convertible into Common Stock at any time at a conversion price of $87.50, subject to adjustment for certain anti-dilution provisions set forth in the Series A-1 Certificate of Designation (the “Series A-1 Conversion Price”). Upon conversion the shares of Series A-1 Preferred Stock will resume the status of authorized but unissued shares of preferred stock of the Company.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Each Class A Warrant has an exercise price of $8.75 and each Class B Warrant has an exercise price of $0.35, both subject to adjustments in accordance with the terms of the Warrants. The Warrants expire five years from the issuance date.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Common Stock Issued to Vendors for Services

On January 6, 2023, the Company issued 1,429 shares of common stock, as payment for investor relations and other financial consulting services.

On February 27, 2023, the Company issued 1,508 shares of common stock as payment for investor relations services.

Common Stock Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

				Weighted-
				Average
			Weighted-	Remaining
			Average	Contractual
	Number of	Exercise Price	Exercise	Term
	Shares	per Share	Price	(Years)
Warrants outstanding at January 1, 2023	28,161	$70.00	$70.00	3.15
Issued	2,585,923		6.01
Exercised	(71,429)		0.35
Expired	—
Warrants outstanding at December 31, 2023	2,542,655	$0.35 - $70.00	$6.89	4.43

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2023	61,945	$0.35
Issued	—
Exercised	(358)
Expired	—
Pre-funded warrants outstanding at December 31, 2023	61,587	$0.35

For any issuance dates prior to February 2022, the fair value of common stock warrants is determined using the Black Scholes option-pricing model. There was no public trading market for our shares before February 2022 and the Company estimates its expected stock volatility based on historical volatility of publicly traded peer companies..

9.    SHARE-BASED COMPENSATION:

On February 23, 2021, the Company approved the 2021 Equity Incentive Plan (“2021 Plan”), in which a maximum aggregate number of shares of common stock that may be issued under the 2021 Plan is 65,000 shares. Subject to the adjustment provisions of the 2021 Plan, the number of shares of the Company’s common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning with 2022 fiscal year and ending on the Company’s 2031 fiscal year in an amount equal to the least of: 1) 65,000 shares of the Company’s common stock; 2) four percent (4%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or 3) such number of shares of the Company’s common stock as the administrator may determine.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At the 2023 Annual Meeting, the Company’s stockholders approved an amendment (the “2021 Plan Amendment”) to the Company’s 2021 Plan, increasing the number of the shares of common stock, par value $0.0001 per share (“Common Stock”), reserved for issuance under the 2021 Plan from 125,045 shares to 743,106 shares. The Company’s Board of Directors (the “Board”) had previously approved the 2021 Plan Amendment, subject to stockholder approval.

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

For Year Ended
December 31, 2022
Expected term (years)	6 years - 6.3 years
Risk-free interest rate	3.1% - 3.6%
Expected volatility	64%
Expected dividend yield	0%

There were no options granted under the 2021 Plan during the year ended December 31, 2023.

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

The following table reflects share activity under the share option plans for the year ended December 31, 2023:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-	Aggregate
		Average	Contractual	Average	Intrinsic
	Number of	Exercise	Term	Fair Value at	Value
	Shares	Price	(Years)	Grant Date	(in thousands)
Options outstanding at January 1, 2023	80,887	$63.31	8.77	$34.37
Exercised	—	—
Cancelled/Forfeited	—	—
Expired	(10,476)	64.96
Granted	—	—
Options outstanding at December 31, 2023	70,411	$63.07	7.28	$33.98
Options exercisable at December 31, 2023	42,713	$58.57	6.76		$39.52

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of our common stock at the end of the year for those options that had exercise prices lower than the fair value of our common stock.

Stock-based compensation, including stock options is included in the consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Research and development	$254	$216
Selling, general and administration	463	272
Total	$717	$488

As of December 31, 2023, there was $0.7 million of compensation cost related to non-vested stock option awards not yet recognized that will be recognized on a straight-line basis through the end of the vesting periods in July 2026. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

10. INCOME TAXES

United States and foreign profit/(loss) from operations before income taxes was as follows:

	December 31,
	2023	2022
United States	(2,299)	584
Foreign	(6,200)	(12,055)
Loss before income taxes	$(8,499)	$(11,471)

A reconciliation of the statutory income tax rate to the Company’s effective tax rate consists of the following:

	For the Years Ended December 31,
	2023	2022
Taxes at domestic rate	21.0%	21.0%
State and local income taxes	(1.4)%	—%
Non-US statutory rates	1.8%	2.9%
Permanent items	(1.6)%	—%
Nondeductible Research Expense	(7.4)%	(6.3)%
Change in valuation allowance	(16.9)%	(17.9)%
Warrant revaluation	1.1%	—%
Prior year true-up	3.4%	0.1%
Effective tax rate	—%	(0.2)%

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The components of income tax provision/(benefit) are as follows:

	December 31,
	2023	2022
Current
Federal	$—	$—
State	—	2
Foreign	—	22
Total Current	$—	$24

Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred	—	—
Total	$—	$24

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets/(liabilities):
Net operating loss carryforwards	$10,874	$9,151
Stock Compensation	207	187
Property plant and equipment	(114)	(150)
Other	45	(119)
	11,012	9,069
Valuation allowance	(11,012)	(9,069)
Deferred tax assets, net of allowance	$—	$—

The Company recorded a full valuation allowance against its net deferred tax assets as of December 31, 2023, and 2022. The Company considered the positive and negative evidence bearing upon its ability to realize the deferred tax assets. In addition to the Company’s history of cumulative losses, the Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, a full valuation allowance has been provided against its net deferred tax assets. When the Company changes its determination as to the amount of its deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to the provision for income taxes in the period in which such determination is made.

As of December 31, 2023, and 2022, the Company had United Kingdom net operating loss carry-forwards of approximately $38.4 million and $32.9 million, respectively. The United Kingdom net operating loss carry-forwards were generated in the tax years from 2009 to 2023 with an unlimited carry-forward period.

As of December 31, 2023, and 2022, the Company had United States federal net operating loss carry-forwards of approximately $5.4 million and $3.3 million, respectively. The United States federal net operating loss carry-forwards were generated in the tax years from 2020 to 2023 with an unlimited carry-forward period. As of December 31, 2023, and 2022, the Company had U.S. state net operating loss carry-forwards of approximately $1.8 million and $3.3 million, respectively. The U.S. state net operating loss carry-forwards were generated in the tax years from 2021 to 2022 expiring at various dates through 2042.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has no uncertain tax positions, or penalties and interest accrued, that if recognized would reduce net operating loss carry-forwards or affect tax expense.

The Company files tax returns as prescribed by the tax laws in the Unites States and United Kingdom in which they operate. In the normal course of business, the Company is subject to examination by the federal jurisdiction based on the statute of limitations. As of December 31, 2023, open years related to the United States and United Kingdom are 2020 to 2022.

The Company has no open tax audits with any taxing authority as of December 31, 2023. As of December 31, 2023 and December 31, 2022, the Company had no accrued interest and penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

11.    DEFINED CONTRIBUTION PENSION:

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Pension cost is included in the consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Research and development	$90	$108
Selling, general and administration	65	52
Total	$155	$160

As of December 31, 2023, there was $5 thousand owed to the pension scheme that is recorded under accounts payable and accrued expenses on the consolidated balances sheets. As of December 31, 2022, there was $1 thousand owed to the pension scheme.

12.   FAIR VALUE MEASUREMENTS:

The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value for the year ended December 31, 2023:

(in thousands)	Warrant Liability
Balance at January 1,2023	$—
Fair value of warrant issued in Private Placement Offering	1,837
Total change in the liability included in earnings	(465)
Balance at December 31, 2023	$1,372

As disclosed in Note 8 of the Company’s consolidated financial statements, the Company allocated part of the proceeds of private placement of the Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock to warrant liability issued in connection with the transaction. The valuations of the warrants were determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, expected volatility, risk free interest rate and expected life of the instrument. Since our common stock was not publicly traded until February 2022 there has been insufficient volatility data available. Accordingly, we have used an expected volatility based on historical common stock volatility of our peers. The Company has accounted for them as derivative instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair value of the common warrants at December 31, 2023, June 22, 2023 and June 14, 2023 was determined by using option pricing models assuming the following:

	December 31,	June 22,	June 14,
	2023	2023	2023
Expected term (years)	4.46	5.00	5.00
Risk-free interest rate	3.81%	3.95%	3.98%
Expected volatility	50.0%	50.0%	50.0%
Expected dividend yield	0.0%	0.0%	0.0%

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

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of  December 31, 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. We had no movement in or out of level 3 during the year. In general, the fair values were determined using Level 3:

	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2023
Description
Liabilities:
Warrant liability	$—	$—	$1,372	$1,372
Total liabilities	$—	$—	$1,372	$1,372

13.   RELATED PARTY TRANSACTIONS:

On January 27, 2022, we sold an aggregate of 28,572 shares of our common stock at a purchase price of $70.00 per share to Octopus Titan VCT plc and Octopus Investments Nominees Limited in accordance with the Letter Agreement, dated as of February 23, 2021, between the Company and Octopus Titan VCT plc and certain related parties.  During the year ended December 31, 2022, the Company reimbursed an owner for legal fees and other expenses as a result of the Octopus Share Purchase. The reimbursement of these fees for services resulted in an expense of $11 thousand for the year ended December 31, 2022 and there was zero payable as of December 31, 2022.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14.    SUBSEQUENT EVENTS:

Consent, Conversion and Amendment Agreement

On January 26, 2024, the Company entered into a Consent, Conversion and Amendment Agreement (the “Consent Agreement”) with each holder of the Series A-1 Preferred Stock (each a “Holder” and together, the “Holders”). Pursuant to the Consent Agreement, each Holder converted, subject to the terms and conditions of the Consent Agreement, 90% of its Series A-1 Preferred Stock (the “Conversion Commitment”) into shares of Common Stock or Class C warrants (each a “Class C Warrant”) covering the shares of Common Stock that would have been issued to such Holder but for the Beneficial Ownership Limitation (the “Exchange”). The Class C Warrants have an exercise price of $0.0001, were exercisable upon issuance and will expire when exercised in full.

Under the Consent Agreement, the Company issued (i) 412,293 shares of Common Stock and (ii) Class C Warrants to purchase up to 726,344 shares of Common Stock upon the conversion or exchange of an aggregate of 9,963 shares of Series A-1 Preferred Stock. 1,106 shares of Series A-1 Preferred Stock remain outstanding after giving effect to  the transactions contemplated by the Consent Agreement.

Pursuant to the Consent Agreement, the Company and the Holders agreed to amend and restate the Certificate of Designation of Preferences, Rights and Limitations for the Series A-1 Preferred Stock (the “Amended and Restated Series A-1 Certificate of Designation”) to (i) make certain adjustments to reflect the Reverse Split, (ii) remove all voting rights, except as required by applicable law, (iii) increase the stated value of the Series A-1 Preferred Stock to $10,000 from $1,000, and (iv) adjust the conversion price of the Series A-1 Preferred Stock to $87.50 as a result of the increase in stated value. The Consent Agreement, the Registration Rights Agreement, the Amended and Restated Series A-1 Certificate of Designation and the form of Class C Warrant, are attached as Exhibits 10.1, 10.2, 3.1 and 4.2 to the Form 8-K files with the SEC on January 29, 2024.

2021 Plan

Under the evergreen adjustment provisions of the 2021 Plan, on January 1, 2024, the number of shares of the Company’s common stock available for issuance under the 2021 Plan was increased by 35,586 or four percent (4%) of the total number of shares of Common Stock outstanding on December 31, 2023. After giving effect to the increase, the total number of shares of Common Stock that may be issued under the 2021 Plan is 778,692.

On January 31, 2024, the Company granted its employees a total 3,400 shares of common stock. The shares were issued pursuant to the 2021 Plan.

Consultant Shares

In March 2024, 50,000 shares of our common stock were issued to a vendor in consideration for services to be provided.

New CPIIS Framework Agreement

On March 22, 2024 we executed a new Framework Agreement with CPIIS for a twelve-month term commencing on April 1, 2024.

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls and Procedures.

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

As of the end of the year covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon, and as of the date of, this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of  December 31, 2023, were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the second quarter of 2023, a material weakness in our internal control over financial reporting was identified relating to the complex financial reporting and accounting associated with the June 2023 PIPE, a non-cash item. None of the Company’s filed financial statements were impacted. Management implemented measures designed to ensure that the control deficiency contributing to the material weakness was remediated, such that the controls are designed, implemented, and operating effectively. The remediation actions included the enhancement of control activity evidence, improvement of management review controls, and recording of the fair value of the warrant liability. In addition to the reviews the Company was already performing on the valuation models provided by the outside consultants, the Company has implemented one additional step in its review process. The initial review is conducted by the VP, Finance and with the CFO performing a final review and approving the valuation before the entry is booked.

Other than the changes to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None of the Company's directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2023 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, positions and ages of our executive officers and directors as of March 27, 2024:

Name	Position	Age
Ian Jenks	Chairman of the Board, Chief Executive Officer and President	69
Barbra C. Keck	Chief Financial Officer	46
Beverley Brown, Ph.D.	Chief Scientist	62
Simon Ogier, Ph.D.	Chief Technology Officer	49
Klaas de Boer (1) (2) (3)	Director	58
Steven DenBaars, Ph.D. (1) (2) (3)	Director	61
Melisa Denis (1) (2) (3)	Director	60
Sriram Peruvemba	Director	58

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

Barbra C. Keck has served as our Chief Financial Officer since December 2022 and has served as a member of our board of directors from February 2021 to November 2022. From February 2021 to December 2022, Ms. Keck served as the chief financial officer of Deverra Therapeutics, Inc., a developer of cell therapies. From January 2009 until May 2020, she held positions of increasing responsibility at Delcath Systems, Inc., an interventional oncology company, starting as controller and ultimately becoming a senior vice president in March 2015 and chief financial officer in February 2017. Ms. Keck received an M.B.A. in Accountancy from Baruch College and a Bachelor of Music in Music Education from the University of Dayton. We believe that Ms. Keck’s significant management experience, including as our Chief Financial Officer, qualifies her to serve on our board of directors.

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

Steven DenBaars has served as a member of our board of directors since June 2022. Professor DenBaars is a Distinguished Professor of Materials and Co-Director of the Solid-State Lighting and Energy Electronics Center at University of California, Santa Barbara. Professor DenBaars joined UCSB in February 1991, and currently holds the Mitsubishi Chemical Chair in Solid State Lighting and Displays. He has served on the board of directors of Akoustis Technologies, Inc. (NASDAQ:AKTS), a developer and manufacturer of radio frequency filters for mobile devices since May 2015 and has served on its technology committee since July 2017. He has also been a member of the board of directors of Aeluma, Inc., a privately held start-up engaged in the manufacture high performance sensors for mobile devices and vehicles, since June 2021.  Professor DenBaars was formerly a co-founder and board member of privately held technology start-up companies, Soraa Inc. and Soraa Laser Diode Inc. Professor DenBaars has a Bachelor of Science in Metallurgical Engineering from the University of Arizona and a Master of Science and a Ph.D. in Material Science and Electrical Engineering from the University of Southern California. Professor DenBaars is a member of the National Academy of Engineering, and a Fellow of IEEE and National Academy of Inventors. We believe that Professor DenBaars’s years of experience in the electronics industry and his extensive research involving semiconductors  qualify him to serve on our board of directors.

Melisa A. Denis has served as a member of our board of directors since November 2023. Since November 20, 2020, she has served as a member of the audit committee and mergers and acquisitions committee of the board of directors of Hydrofarm Holdings Group, Inc. (NASDAQ: HYFM). Ms. Denis previously served as a partner at KPMG from 1998 to October 2020, including as National Tax Leader for Consumer Goods and as the leader of the Consumer and Industrial Market for Dallas. Ms. Denis has served as a member of the Board of Regents and chair of the audit committee for the University of North Texas System since January 2020, an advisory board member of Women Corporate Directors since 2011, and a board member of Enactus, a global non-profit, since 2019. Ms. Denis is a Certified Public Accountant and received her degree in accounting and her Bachelor of Science and Master of Science from the University of North Texas. We believe that Ms. Denis’s accounting and public company experience qualifies her to serve on our board of directors.

Sriram Peruvemba has served as a member of our board of directors since July 2023. From September 2019 until his appointment to the Board, Mr. Peruvemba served as a consultant to the Company. Since July 2014, he has served as the chief executive officer of Marketer International Inc., a consulting services firm specializing in the global high-tech industry. Prior to that, from December 2009 to April 2013, Mr. Peruvemba was the chief marketing officer for E Ink Holdings, a company specializing in electronic paper displays. Since June 2020, Mr. Peruvemba has served on the board of directors of WiSA Technologies, Inc. (NASDAQ: WISA), an audio wireless technology company. He has also served as a board member of Visionect d.o.o, an electronics company in Slovenia since September 2017. Mr. Peruvemba has also served as chairman of the board of Omniply, a Montreal-based electronics and display company since May 2020 and as board member of Edgehog Advanced Technologies an anti-reflective technology company in

Canada since January 2023. Mr. Peruvemba has a B.S. from R. V. College of Engineering, Bangalore, an M.B.A. from Barton School of Business, WSU and a post-graduate diploma in management from Indira Gandhi National University. We believe that Mr. Peruvemba’s experience in the technology industry qualifies him to serve on our board of directors.

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

 Director Independence

Pursuant to the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Under such rules, our board of directors has determined that all current members of the board of directors are independent, except Mr. Jenks and Mr. Peruvemba . Mr. Jenks is not an independent director under these rules because he is an executive officers of the Company. Mr. Peruvemba is not an independent director under these rules, because, prior to his appointment to the board of directors, he served as a consultant to the Company and had earned compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the last three years. Ms. Keck, who resigned from the board of directors in November of 2023, was not an independent director under these rules because she is an executive officer of the Company. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors and executive officers.

Classified Board of Directors

In accordance with the terms of our amended and restated certificate of incorporation, our board of directors is divided into three staggered classes of directors as follows:

●	Class I director is Mr. DenBaars;

●	Class II director is Mr. de Boer and Mr. Peruvemba; and

●	Class III directors are Mr. Jenks and Ms. Denis.

At each annual meeting of the stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2025 for the Class I director, 2026 for the Class II directors and 2024 for Class III directors.

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

Audit Committee

Ms. Denis, Mr. DenBaars and Mr. de Boer serve on the audit committee, which is chaired by Ms. Denis. Our board of directors has determined that each has sufficient knowledge in financial and auditing matters to serve on the audit committee and that each are “independent” for audit committee purposes as that term is defined under SEC and Nasdaq Marketplace Rules. The board of directors had designated Ms. Denis as an “audit committee financial expert,” as defined under the applicable rules of the SEC.

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

Compensation Committee

Mr. DenBaars, Mr. de Boer and Ms. Denis serve on the compensation committee, which is chaired by Mr. DenBaars. Our board of directors has determined that each member of the compensation committee is “independent” as defined under the Nasdaq Marketplace Rules. The compensation committee’s responsibilities include, but are not limited to:

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

Nominating and Corporate Governance Committee

Mr. de Boer, Mr. DenBaars, and Ms. Denis serve on the nominating and corporate governance committee, which is chaired by Mr. de Boer. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” under the Nasdaq Marketplace Rules.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table shows the compensation awarded to or earned by our principal executive officer during the fiscal year ended December 31, 2023 and December 31, 2022, our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2023 and December 31, 2022, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2023. The persons listed in the following table are referred to herein as the “named executive officers.”

				Option	All Other
Officer Name and Principle Position	Year	Salary	Bonus	Awards (1)	Compensation (2)	Total
		$	$	$	$	$
Ian Jenks	2023	342,333	50,000	—	17,117	409,450
Chief Executive Officer	2022	313,500	76,500	156,840	22,093	568,933
Barbra Keck (4)	2023	314,773	37,500	—	19,800	372,073
Chief Financial Officer
Beverly Brown (3)	2023	200,093	—	—	—	200,093
Chief Scientist	2022	217,163	41,053	47,052	—	305,268

(1)	The amounts reported represent the aggregate grant-date fair value of the stock options awarded to the named executive officer, calculated in accordance with ASC 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-based vesting conditions.

(2)	Represents our contributions to our workplace pension scheme, the 401(k) Plan (as defined below) and private healthcare insurance.

(3)	Represents consulting fees paid to Dr. Brown’s consulting company.
(4)	Includes a payment of $14,773 for 2022 salary paid in January 2023.

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

We sponsor a 401(k) savings plan (the “401(k) Plan”) for all eligible employees. Under the 401(k) Plan, we do make matching contributions into the 401(k) Plan other than the annual required safe harbor match.

Employment and Change in Control Agreements

We have entered into an employment agreement with Mr. Jenks (the “Jenks Employment Agreement”) dated as of February 23, 2021 (the “Commencement Time”) setting forth the terms and conditions of his employment and his expectations as our Chief Executive Officer and President. The Jenks Employment Agreement provides, among other things, for: (i) a term of three years beginning from the Commencement Time, subject to automatic renewal for successive one year terms unless either party provides sixty (60) days prior written notice of its intent not to renew; (ii) an annual base salary of $300,000; (iii) eligibility for an annual bonus having a target of 30% of his then base salary; and (iv) in the event that Mr. Jenks’ employment is terminated without “cause” or he resigns “for good reason” (each as defined in the Jenks Employment Agreement), or his employment is terminated at the end of the any term, as the result of our company providing notice of non-renewal, subject to execution and non-revocation of a release of claims in our favor, Mr. Jenks’ will be eligible for: (a) payments equal to six (6) months of Mr. Jenks’ base salary (at the rate in effect immediately prior to the date of termination), less applicable withholdings and authorized deductions, to be paid in equal installments in accordance with our customary payroll practices), (b) a pro-rata bonus for the year of termination and (c) in the event Mr. Jenks timely elects to continue his health insurance employee benefits pursuant to COBRA, monthly payments equal to the applicable COBRA costs for a period of six (6) months. Mr. Jenks is subject to non-compete and non-solicit provisions, which applies during the term of his employment and for a period of 12 months following termination of his employment for any reason. The Jenks Employment Agreement also contains customary confidentiality and assignment of inventions provisions. In September 2023, the compensation committee approved an increase to Mr. Jenks’ annual base salary to $400,000 from $300,000, effective September 1, 2023, and increased Mr. Jenks’ annual target bonus percentage to 50% of his base salary from 30% of his base salary.

On March 29, 2023, we entered into an employment agreement with Ms. Keck (the “Keck Employment Agreement”) setting forth the terms and conditions of her employment and her expectations as Chief Financial Officer. The Keck Employment Agreement provides, among other things, for: (i) a term of three years beginning from December 14, 2022, the date of Ms. Keck’s appointment as Chief Financial Officer, subject to automatic renewal for successive one year terms unless either party provides sixty (60) days prior written notice of its intent not to renew; (ii) an annual base salary of $300,000 (subject to adjustment upwards to $350,000 in the board of director’s discretion, but at the latest immediately upon the listing of the Company’s common stock on either The Nasdaq Stock Market or the NYSE American Exchange); (iii) eligibility for an annual bonus having a maximum of 40% of her then base salary; and (iv) in the event that Ms. Keck’s employment is terminated without “cause” or she resigns “for good reason” (each as defined in the Keck Employment Agreement), or her employment is terminated at the end of the any term as the result of the Company providing notice of non-renewal, subject to execution and non-revocation of a release of claims in the Company’s favor, Ms. Keck will be eligible for: (a) payments equal to twelve (12) months of her base salary (at the rate in effect immediately prior to the date of termination), less applicable withholdings and authorized deductions, to be paid in equal installments in accordance with our customary payroll practices), (b) a pro-rata bonus for the year of termination and (c) in the event Ms. Keck timely elects to continue any health insurance employee benefits pursuant to COBRA, monthly payments equal to the applicable COBRA costs for a period of six (6) months. Ms. Keck is subject to non-compete and non-solicit provisions, which apply during the term of her employment and for a period of twelve (12) months following termination of her employment for any reason. The Keck Employment Agreement also contains customary confidentiality and assignment of inventions provisions.

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

One-Time Bonuses

On September 6, 2023, the compensation committee, approved one-time bonuses (the “Bonuses”) to Mr. Jenks and Ms. Keck in amounts equal to $100,000 and $75,000, respectively. Fifty percent of the Bonuses were paid upon approval, and the remaining 50% will be paid upon the listing of the shares of the Company’s common stock on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange.

Outstanding Equity Awards at December 31, 2023

The following table presents information regarding the outstanding options held by each of our named executive officers as of December 31, 2023.

			Option Awards
			Number of Securities Underlying
			Unexercised Options (#)		Option	Option
					Exercise	Expiration
Name	Grant Date	Type	Exercisable	Unexercisable	Price ($)	Date (1)
Ian Jenks	03/31/2021	ISO	11,729	5,332	$70.00	03/30/2031
	08/07/2022	ISO	1,518	2,768	$70.00	08/06/2032
Barbra Keck	03/31/2021	NQSO	354	161	$70.00	03/30/2031
	08/07/2022	NQSO	61	111	$70.00	08/06/2032
	12/14/2022	NQSO	3,215	9,643	$70.00	12/13/2032
Beverly Brown (2)	02/23/2021	NQSO	5,089	—	$0.035	02/22/2031
	03/31/2021	ISO	3,666	1,666	$70.00	03/30/2031
	08/07/2022	NQSO	455	831	$70.00	08/06/2032

(1)	The expiration date shown is the normal expiration date and the latest date that options may be exercised subject to certain extraordinary events.
(2)	Consists of SmartKem Unapproved Options held by Dr. Brown’s consulting company.

Director Compensation

The following table sets forth information concerning the compensation paid to our directors during 2023.

		Cash	Stock Option	All Other
Director Name	Year	Compensation	Awards	Compensation	Total
		$	$	$	$
Klaas de Boer (1)	2023	27,000	—	—	27,000
Steven DenBaars (2)	2023	36,000	—	—	36,000
Sri Peruvemba (3)	2023	9,000	—	—	9,000
Melisa Denis (4)	2023	—	—	—	—
Barbra Keck (5)	2023	—	—	—	—

(1)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2023 held by Mr. de Boer was 687.
(2)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2023 held by Mr. DenBaars was 515.
(3)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2023 held by Mr. Peruvemba was 1,887.
(4)

Ms. Denis was appointed to our board of directors in November 2023. The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2023 held by Ms. Denis was zero.

(5)

Ms. Keck, our Chief Financial Officer, resigned as a member of our board of directors in November 2023. Ms. Keck, who is our Chief Financial Officer, received no additional compensation for services provided as a director in 2023. The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2023 held by Ms. Keck was 13,545. Options to purchase 12,858 shares of common stock were issued to Ms. Keck in connection with her appointment as our Chief Financial Officer.

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

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2023.

Number of securities remaining
	Number of securities to	Weighted average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected in
Plan category	warrants and rights (a)	warrants and rights (b)	column a) c) (2) (3)
Equity compensation plans approved by security holders (1)	70,411	$63.07	676,565
Equity compensation plans not approved by security holders	—	$—	—
Total	70,411	$63.07	676,565

(1) The amounts shown in this row include securities under the 2021 Plan.

(2)  In accordance with the “evergreen” provision in our 2021 Plan, an additional 35,586 shares were automatically made available for issuance on the first day of 2024, which represents 4.0% of the number of shares outstanding on December 31, 2023; these shares are included in this calculation.

(3) At the 2023 Annual Meeting, the Company’s stockholders approved an amendment (the “2021 Plan Amendment”) to the Company’s 2021 Plan, increasing the number of the shares of Common Stock, reserved for issuance under the 2021 Plan from 125,045 shares to 743,106 shares. The Board had previously approved the 2021 Plan Amendment, subject to stockholder approval.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 27, 2024, by:

●	each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of our common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all of our directors and current executive officers as a group.

We have determined beneficial ownership in accordance with SEC rules. Except as indicated in the footnotes below, and subject to applicable community property laws, we believe, based on the information furnished to us, the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The percentage of beneficial ownership is based on 1,305,361 shares of our common stock outstanding as of March 27, 2024. In computing the number of shares beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed to be outstanding all shares of our common stock as to which such person or entity has the right to acquire within 60 days of March 24, 2023, through the exercise of any option or other right. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise noted below, the address of each beneficial owner named below is c/o SmartKem, Inc., Manchester Technology Center, Hexagon Tower, Delaunays Road, Blackley Manchester, M9 8GQ U.K.

	Shares	Percentage
	Beneficially	Beneficially
Name of Beneficial Owner	Owned (#)	Owned (%)
5% Stockholders:
Octopus Investments Limited, 33 Holburn, London ECIN 2HT (1)	213,602	15.8%
Entrepreneurs Fund LP, 2nd Floor, Windward House, La Route de la Liberation, St Helier, Jersey, JE2 3BQ, The Chanel Islands (2)	102,436	7.6%
Orin Hirschman, 6006 Berkeley Ave., Baltimore, MD 21209 (3)	134,180	9.9%
The Hewlett Fund, LP (4)	134,180	9.9%
Five Narrow Lane (5)	134,180	9.9%

Executive Officers and Directors:
Ian Jenks (6)	25,626	1.9%
Barbra Keck (7)	5,130	*
Beverley Brown (8)	10,460	*
Simon Ogier (9)	10,459	*
Klaas de Boer (10)	17,721	1.3%
Steven DenBaars (11)	1,051	*
Sri Peruvemba (12)	1,987	*
Melisa Denis (13)	100	*
All directors and current executive officers as a group:	72,534	5.2%

* Less than 1%

(1)

Consists of 211,895 shares of our common stock held by Octopus Titan VCT Plc and 1,707 shares of our common stock held by Octopus Investments Nominees Limited (collectively, the “Octopus Funds”). Octopus Investments Limited (“Octopus”) is the sole manager of each of the Octopus Funds. Through Octopus's position with Octopus Funds, Octopus is deemed to control the voting and disposition of the shares of our common stock held by the Octopus Funds. Octopus disclaims beneficial ownership of the shares of our common stock held by the Octopus Funds except to the extent of its pecuniary interest therein.

(2)

Consists of 102,436 shares of our common stock held by Entrepreneurs Fund LP (“Entrepreneurs Fund”). Entrepreneurs Fund General Partner Limited (the “Entrepreneurs General Partner”) is the general partner of the Entrepreneurs Fund. By virtue of such relationship, Entrepreneurs General Partner may be deemed to have voting and investment power with respect to the securities held by Entrepreneurs Fund. Entrepreneurs Fund General Partner disclaims beneficial ownership of the shares of our common stock held by Entrepreneurs Fund except to the extent of its indirect pecuniary interest therein.

(3)

Based upon information contained in a Schedule 13G/A filed by AIGH Capital Management, LLC (“AIGH CM”) and Mr. Orin Hirschman on February 7, 2024 and other information known to the Company. Consists of shares of our common stock held by AIGH Investment Partners, L.P. (“AIGH LP”), WVP Emerging Manger Onshore Fund, LLC (“WVP”) and by AIGH Investment Partners, LLC (“AIGH LLC”). Excludes, after giving effect to the 9.99% beneficial ownership blockers, shares of common stock issuable upon the conversion of Series A-1 Preferred Stock and the exercise of certain warrants. Mr. Hirschman is the managing member of AIGH CM, which is an advisor or sub-advisor with respect to the securities held by AIGH LP and WVP, and president of AIGH LLC. Mr. Hirschman has voting and investment control over the securities indirectly held by AIGH CM and directly by AIGH LP and AIGH LLC.

(4)

Based upon information known to the Company. Excludes, after giving effect to the 9.99% beneficial ownership blockers, shares of common stock issuable upon the conversion of Series A-1 Preferred Stock and the exercise of certain warrants.

(5)

Based upon information contained in a Schedule 13G filed by Five Narrow Lane LP on February 1, 2024 and other information known to the Company. Excludes, after giving effect to the 9.99% beneficial ownership blockers, shares of common stock issuable upon the conversion of Series A-1 Preferred Stock and the exercise of certain warrants.

(6)	Includes 10,511 shares of our common stock held and options to acquire 15,115 shares of our common stock exercisable within 60 days of March 28, 2024.
(7)	Includes of 100 shares of our common stock held and options to acquire 5,030 shares of our common stock exercisable within 60 days of March 28, 2024.
(8)

Includes 672 shares of our common stock held by B Brown Consultants Ltd and options to acquire 9,788 shares of our common stock exercisable within 60 days of March 28, 2024, held by Dr. Brown. Dr. Brown exercises dispositive and voting power over the securities owned by B Brown Consultants Ltd.

(9)	Includes 5,760 shares of our common stock held and options to acquire 4,699 shares of our common stock exercisable within 60 days of March 28, 2024.
(10)

Includes (i) 5,715 shares of our common stock purchased by Mr. de Boer’s spouse in our private placement that closed in February 2021, (ii) options to acquire 476 shares of our common stock exercisable within 60 days of March 28, 2024, (iii) 5,715 shares of common stock issuable upon conversion of Series A-2 Preferred Stock held by Mr. de Boer’s spouse (iv) 5,715 shares of common stock issuable upon exercise of certain warrants held by Mr. de Boer’s spouse and (v) 100 shares of common stock held by Mr. de Boer.

(11)	Includes 815 shares of our common stock held and options to acquire 236 shares of our common stock exercisable within 60 days of March 28, 2024.
(12)	Includes 100 shares of our common stock held and options to acquire 1,887 shares of our common stock exercisable within 60 days of March 28, 2024.
(13)	Includes 100 shares of our common stock held.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2022, and each currently proposed transaction in which:

●	The Company (“we”) has been or is to be a participant;

●	the amount involved exceeded or will exceed the lesser of $120,000 or 1% of our total assets at year-end for our last two completed fiscal years; and

●	any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.”

Consulting Agreement with Sriram Peruvemba

Prior to his appointment as a director, Mr. Peruvemba served as a consultant to the Company, pursuant to a consultancy agreement entered into on September 13, 2019, by and between the SmartKem Limited and Marketer International (“Marketer”), a company controlled by Mr. Peruvemba (the “Consulting Agreement”). During the fiscal years ended December 31, 2022 and 2021, the Company paid Marketer $120,000 and $130,000, respectively. From January 1, 2023 through Mr. Peruvemba’s appointment to the board of directors on July 13, 2023, the Company paid Marketer $65,000. In addition, in connection with the services provided pursuant to the Consulting Agreement, on February 23,

2021, Mr. Peruvemba was granted options to purchase 66,029 shares of the Company’s common stock with an exercise price of $2.00  per share. The options vested immediately upon grant and expire on the 10th anniversary of the date of grant. On July 12, 2023, prior to Mr. Peruvemba’s appointment to the Board, the Consulting Agreement was terminated.

Registration Rights Agreement

In connection with the transactions contemplated by that certain Share Exchange Agreement with SmartKem Limited, whereby all of the equity interests in SmartKem Limited, except certain “deferred shares” which had no economic or voting rights and which were purchased by us for an aggregate purchase price of $49.00, were exchanged for shares of our common stock and SmartKem Limited became our wholly owned subsidiary (the “Exchange”). Following the closing of the Exchange, on February 23, 2021, we sold, in a private placement (the “Offering”) 290,343 shares of our common stock and pre- funded warrants to purchase up to 61,945 shares of our common stock for aggregate gross proceeds of $24.6 million pursuant to a private placement offering of our common stock (or pre-funded warrants in lieu thereof) at a purchase price of $70.00 per share or $69.65 per pre-funded warrant, as applicable. Pursuant to the offering, we offered to certain purchasers whose purchase of shares of our common stock in the offering would otherwise have resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of our outstanding common stock immediately following the closing of the offering, the opportunity to purchase, if any such purchaser so chose, pre-funded warrants in lieu of shares of our common stock that would otherwise have resulted in such purchaser’s beneficial ownership exceeding 4.99% (or, at the election of the purchaser, 9.99%) of our outstanding common stock, at a purchase price of $69.65 per pre-funded warrant. Each pre-funded warrant is exercisable for one share of our common stock at an exercise price of $0.35 per share. In connection with the Exchange and the Offering, we entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we agreed to file, no later than 60 calendar days from the closing of the Offering a registration statement covering, among other things, (i) the shares of our common stock issued in the Offering (including shares of our common stock issuable upon the exercise of the pre-funded warrants sold in the Offering); (ii) the shares of our common stock issuable upon exercise of the warrants issued to the placement agent in the Offering; (iii) the shares of our common stock issued or issuable as a result of the Exchange; (iv) 71,429 shares of our common stock held by the stockholders of Parasol prior to the Exchange; and (v) 1,429 shares of our common stock issued to certain advisors in connection with the Exchange and the Offering ((i)-(v) collectively, the “Registrable Shares”). We must use commercially reasonable efforts to keep such registration statement effective for the earlier of (i) five years from the date it is declared effective by the SEC, (ii) the date on which all Registrable Shares have been transferred other than to certain enumerated permitted assignees under the Registration Rights Agreement, or (iii) the date on which no Registrable Securities are outstanding. All of our directors, except Mr. DenBaars, Mr. Peruvemba and Ms. Denis, executive officers, except Ms. Keck and holders of more than 5% of our capital stock are parties to the Registration Rights Agreement.

Octopus Share Purchase

In connection with the Offering, we entered into an agreement with Octopus Titan VCT plc and certain related parties (the “Octopus Investors”), a holder of more than 5% of our common stock, pursuant to which the Octopus Investors agreed to purchase $2.0 million of our common stock on the same economic terms as the shares of common stock sold in the Offering subject to the satisfaction of certain U.K related tax requirements (the “Octopus Share Purchase”).  The Octopus Share Purchase was conditioned on, among other things, the requirement that our gross assets must be less than £15.0 million at the time of the purchase and less than £16.0 million after giving effect to the Octopus Share Purchase.

On January 27, 2022, we entered into a subscription agreement (the “Subscription Agreement”) with the Octopus Investors effecting the Octopus Share Purchase. Pursuant to the Subscription Agreement, we issued the Octopus Investors an aggregate of 28,572 shares of common stock (the “Octopus Shares”), at a purchase price of $70.00 per share. On January 27, 2022, we also entered into a registration rights agreement with the Octopus Investors, pursuant to which we agreed, subject to customary exceptions, to file, no later than fifteen (15) calendar days after we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, a registration statement with the SEC covering the Octopus Shares. We must use commercially reasonable efforts to keep such registration statement effective for the earlier of (i) five years from the date it is declared effective by the SEC, (ii) the date on which all Octopus Shares have been transferred other than to certain enumerated permitted assignees under the Octopus Registration Rights Agreement, or (iii) the date on which no Octopus Shares are.

June 2023 PIPE and Conversion Agreement

On June 14, 2023, we and certain investors entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which the Company sold an aggregate of (i) 9,229 shares of Series A-1 Convertible Preferred Stock at a price of $1,000 per share (the “Series A-1 Preferred Stock”), (ii) 2,950 shares of the Company’s Series A-2 Convertible Preferred Stock at a price of $1,000 per share (“Series A-2 Preferred Stock” and together with the Series A-1 Preferred Stock, the “Preferred Stock”), (iii) Class A Warrants to purchase up to an aggregate of 1,391,927 shares of common stock (the “Class A Warrant”), and (iv) Class B Warrants to purchase up to an aggregate of 798,396 shares of common stock (the “Class B Warrant” and together with the Class A Warrant, the “Warrants”) for aggregate gross proceeds of $12.2 million (the “June 2023 PIPE”).

On June 22, 2023 (the “Second Closing Date”), in a second closing of the June 2023 PIPE, we sold an aggregate of (i) 1,870.36596 Series A-1 Preferred Stock, (ii) 100 shares of Series A-2 Preferred Stock, and (iii) Class A Warrants to purchase up to an aggregate of 225,190 shares of Common Stock pursuant to the Purchase Agreement for aggregate gross proceeds of $2.0 million. In addition, 8,572 Class B Warrants were issued in lieu of cash payments for consulting services related to the offering. Each Class A Warrant has an exercise price of $8.75 and each Class B Warrant has an exercise price of $0.35, both subject to adjustments in accordance with the terms of the Warrants. The Warrants expire five years from the issuance date.

In connection with the June 2023 PIPE, we entered into a Registration Rights Agreement (the “2023 Registration Rights Agreement”) pursuant to which we agreed to register for resale (i) the Conversion Shares, (ii) the Class A Warrant Shares, (iii) any additional shares of Common Stock issued and issuable in connection with any anti-dilution provisions in the Preferred Stock or the Class A Warrants, (iv) any shares of Common Stock issued in lieu of cash dividends on the Series A-1 Preferred Stock and (v) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing (together, the “ 2023 Registrable Securities”). Under the terms of the 2023 Registration Rights Agreement, the Company is required to file a registration statement with the SEC  covering the resale of the Conversion Shares and the Series A Warrant Shares on or before the 45-day anniversary of the earlier of (x) the Second Closing Date and (y) the Offering Termination Date and to use its commercially reasonable efforts to cause such registration statement to declared effective by the SEC by the 135-day anniversary of the of the earlier of (x) the Second Closing Date and (y) the Offering Termination Date and to keep such registration statement continuously effective until the date that all 2023 Registrable Securities covered by such registration statement (a) have been sold, thereunder or pursuant to Rule 144, or (b) may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144. The Company will be obligated to pay certain liquidated damages to the Purchasers if the Company fails to file such registration statement when required, fails to cause such registration statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of such registration statement pursuant to the terms of the Registration Rights Agreement. The 2023 Registration Rights Agreement also provides the Purchasers with “piggy-back” registration rights in certain circumstances if there is not an effective registration statement covering all of the Registerable Securities.

On January 26, 2024, we entered into a Consent, Conversion and Amendment Agreement (the “Consent Agreement”) with each holder of the Series A-1 Preferred Stock. Pursuant to the Consent Agreement, each holder of Series A-1 Preferred Stock converted, subject to the terms and conditions of the Consent Agreement, 90% of its Series A-1 Preferred Stock (the “Conversion Commitment”) into shares of Common Stock, except as provided below for the Exchanging Holders (as defined below). Pursuant to the Consent Agreement, in the event the conversion of all of the Series A-1 Preferred Stock held by a Holder would have resulted in such Holder acquiring shares of Common Stock in excess of its Beneficial Ownership Limitation (as defined in the Purchase Agreement) (an “Exchanging Holder”), such Exchanging Holder agreed to (i) convert its shares of Series A-1 Preferred Stock subject to its Conversion Commitment into shares of Common Stock up to its Beneficial Ownership Limitation, and (ii) exchange all of its remaining shares of Series A-1 Preferred Stock subject to its Conversion Commitment for Class C warrants (each a

“Class C Warrant”) covering the shares of Common Stock that would have been issued to such Holder but for the Beneficial Ownership Limitation (the “Exchange”). The Class C Warrants have an exercise price of $0.0001, were exercisable upon issuance and will expire when exercised in full. The Series C Warrants may be exercised for cash or on a cashless basis at the election of the Exchanging Holder. The Class C Warrants may not be exercised to the extent that the Exchanging Holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the Exchanging Holder, 9.99%) of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the Exchanging Holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.  Under the Consent Agreement, we issued (i) 412,293 shares of Common Stock and (ii) Class C Warrants to purchase up to 726,344 shares of Common Stock upon the conversion or exchange of an aggregate of 9,963 shares of Series A-1 Preferred Stock.

In connection with the Consent Agreement, on January 26, 2024, we and the Holders entered into a Registration Rights Agreement (the “2024 Registration Rights Agreement”) pursuant to which the Company agreed to register for resale (i) the shares of Common Stock issuable upon exercise of the Class B Warrants and Class C Warrants (ii) any additional shares of Common Stock issued and issuable in connection with any anti-dilution provisions in the Class B Warrants and the Class C Warrants, and (iii) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing (together, the “2024 Registrable Securities”). Under the terms of the 2024 Registration Rights Agreement, the Company is required to file a registration statement with the SEC covering the resale of the 2024 Registrable Securities on or before the earlier of (x) the 45th day following the filing by the Company of its Annual Report on Form 10-K for the year ended December 31, 2023 and (y) April 11, 2024, to use its commercially reasonable efforts to cause such registration statement to declared effective by the SEC by the 60-day anniversary of the filing date (or the 75-day anniversary of the filing date in the case of a “full review” by the SEC), and to keep such registration statement continuously effective until the date that all 2024 Registrable Securities covered by such registration statement (a) have been sold, thereunder or pursuant to Rule 144, or (b) may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144. The Company will be obligated to pay certain liquidated damages to the Holders if the Company fails to file such registration statement when required, fails to cause such registration statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of such registration statement pursuant to the terms of the 2024 Registration Rights Agreement. The 2024 Registration Rights Agreement also provides the Holders with “piggy-back” registration rights in certain circumstances if there is not an effective registration statement covering all of the Registerable Securities.

Orin Hirschman and his affiliates, The Hewlett Fund, LP and Five Narrow Lane, all of whom are beneficial holders of more than 5% of our capital stock, participated in the June 2023 PIPE Orin Hirschman and his affiliates purchased 5,029 shares of Series A-1 Preferred Stock, Series A Warrants to purchase 574,744 shares of Common Stock and Series B Warrants to purchase 596,800 shares of Common Stock in the June 2023 PIPE for $5.0 million.  The Hewlett Fund purchased 2,500 shares of Series A-1 Preferred Stock, Series A Warrants to purchase 285,715 shares of Common Stock and Series B Warrants to purchase 160,000 shares of Common Stock in the June 2023 PIPE for $2.5 million. Five Narrow Lane purchased 1,200 shares of Series A-1 Preferred Stock, and Series A Warrants to purchase 137,143 shares of Common Stock in the June 2023 PIPE for $1.2 million. In connection with the June 2023 PIPE, we also issued The Hewlett Fund, LP additional Series B Warrants to purchase 42,858 shares of Common Stock pursuant to a consulting agreement.

Orin Hirschman and his affiliates, The Hewlett Fund, LP and Five Narrow Lane were also parties to the Consent Agreement and the 2024 Registration Rights Agreement. In connection with the Consent Agreement, we issued to Orin Hirschman and his affiliates Series C Warrants to purchase 469,201 shares of Common Stock and The Hewlett Fund Series C Warrants to purchase 257,143 shares of Common Stock.

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

Director Independence

Pursuant to the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under such rules, our board of directors has determined that all current members of the board of directors are independent, except Mr. Jenks and Mr. Peruvemba. Mr. Jenks is not an independent director under these rules because he is an executive officers of the Company. Mr. Peruvemba is not an independent director under these rules, because, prior to his appointment to the board of directors, he served as a consultant to the Company and had earned compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the last three years, Ms. Keck, who resigned from the board of directors in November of 2023, was not an independent director under these rules because she is an executive officers of the Company. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors and executive officers.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table summarizes the fees paid for professional services rendered by Marcum, LLP and BDO, LLP, our independent registered public accounting firms, for each of the last fiscal years:

	For the Years End December 31,
US$(000)	2023	2022
Audit fees	$336	$368
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$336	$368

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

2.1*

Share Exchange Agreement, dated as of February 23, 2021, among the Registrant, SmartKem Limited and the shareholders of SmartKem Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

3.1†	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.4†	Description of Securities

4.5	Form of Class A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

4.6	Form of Class B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

4.8	Form of Class C Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 29, 2024)

10.1#	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.2#	U.K. Tax Advantaged Sub-Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.3*	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.4#

Employment Agreement, dated as of February 23, 2021, by and between the Registrant and Ian Jenks (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.5#

Employment Agreement, dated as of February 23, 2021, by and between SmartKem Limited and Simon Ogier (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.6#

Consultancy Agreement, dated as of February 23, 2021, by and between SmartKem Limited and B Brown Consultants Ltd. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.7*

License of Office Space, dated September 16, 2020, by and between SmartKem Limited and CPI Innovation Services Limited (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.98*

License of Office Space, dated April 21, 2020, by and between SmartKem Limited and CPI Innovation Services Limited (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.9**

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

10.12	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.13	Form of Pre-Exchange Indemnity Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.14

Letter Agreement, dated as of February 23, 2021, among the Registrant and Octopus Titan VCT plc and certain related parties (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.15

Subscription Agreement, dated January 27, 2022, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022)

10.16

Registration Rights Agreement, dated January 27, 2022, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2022)

10.117**

Contract Variation relating to the Framework Services Agreement, dated February 23, 2021, by and between SmartKem Limited and CPI Innovation Services Limited (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 10-K/A filed on August 23, 2022)

10.18* **

Renewal Lease by Reference of Lease of The Whole of the 8th Floor, Hexagon Tower, Manchester, M9 8GP, dated April 12, 2022, between AG Hexagon BV and SmartKem Limited (incorporated by reference to Exhibit 10.3 on the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022)

10.19#

Service Agreement, dated September 19, 2022, by and between SmartKem Limited and Robert Bahns (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed September 19, 2022)

10.20#

Employment Agreement, dated as of December 14, 2022, by and between the Registrant and Barbra Keck (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 30, 2023)

10.21	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

10.22	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

10.23*

Technical Service Agreement, dated July 1, 2023,  by and between SmartKem Limited and Industrial Technology Research Institute (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 filed on July 24, 2023)

10.24

License of Office Space, dated May 31, 2023, by and between SmartKem Limited and CPI Innovation Services Limited (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2023)

10.25	Amendment to the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2023)

10.26	Form of Consent Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2024)

10.27	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 29, 2024)

10.28†	Framework Supply Agreement, dated March 22, 2024, by and between SmartKem Limited and CPI Innovation Services Limited

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2023)

23.1†	Consent of Marcum LLP, independent register public accounting firm (Marcum LLP, New York, USA, PCAOB ID # 688)

23.2†	Consent of BDO LLP, independent register public accounting firm (BDO LLP, London, United Kingdom, PCAOB ID # 1295)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: March 27, 2024

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

Name	Title	Date

/s/ Ian Jenks Ian Jenks	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 27, 2024

/s/ Barbra C. Keck Barbra C. Keck	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2024

/s/ Klaas de Boer Klaas de Boer	Director	March 27, 2024

/s/ Steven DenBaars Steven DenBaars	Director	March 27, 2024

/s/ Sri Peruvemba Sri Peruvemba	Director	March 27, 2024

/s/ Melisa Denis Melisa Denis	Director	March 27, 2024