Form 10-Q
period 2024-03-31
SmartKem, Inc.
filed 2024-05-20
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 20, 2024, there were 1,438,324 of the registrant’s shares of common stock outstanding.

Item 1. Financial Statements

SMARTKEM, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except number of shares and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$7,251	$8,836
Accounts receivable	—	268
Research and development tax credit receivable	807	610
Prepaid expenses and other current assets	1,082	811
Total current assets	9,140	10,525
Property, plant and equipment, net	388	455
Right-of-use assets, net	223	285
Other assets, non-current	6	7
Total assets	$9,757	$11,272

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$2,038	$1,178
Lease liabilities, current	174	230
Other current liabilities	367	360
Total current liabilities	2,579	1,768
Lease liabilities, non-current	4	19
Warrant liability	619	1,372
Total liabilities	3,202	3,159

Commitments and contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, 3,592 and 13,765 shares issued and outstanding, at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 1,379,750 and 889,668 shares issued and outstanding, at March 31, 2024 and December 31, 2023, respectively*	—	—
Additional paid-in capital	112,007	104,757
Accumulated other comprehensive loss	(1,596)	(1,578)
Accumulated deficit	(103,856)	(95,066)
Total stockholders' equity	6,555	8,113
Total liabilities and stockholders’ equity	$9,757	$11,272

* reflects a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except number of shares and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$—	$16
Cost of revenue	—	16
Gross profit	—	—

Other operating income	202	269

Operating expenses
Research and development	1,276	1,279
Selling, general and administrative	1,362	1,433
Loss on foreign currency transactions	13	111
Total operating expenses	2,651	2,823

Loss from operations	(2,449)	(2,554)

Non-operating income/(expense)
Gain/(loss) on foreign currency transactions	(6)	502
Change in fair value of the warrant liability, net	753	—
Interest income	6	4
Total non-operating income/(expense)	753	506

Net loss	$(1,696)	$(2,048)

Net loss	$(1,696)	$(2,048)
Other comprehensive loss:
Foreign currency translation	(18)	(456)
Total comprehensive loss	$(1,714)	$(2,504)

Common share data:
Basic net loss per common share*	$(0.62)	$(2.45)
Diluted net loss per common share*	$(3.21)	$(2.45)
Dividend per common share	$(2.59)	$—

Weighted average number of basic shares outstanding*	2,735,375	835,718
Weighted average number of diluted shares outstanding*	2,735,375	835,718

* reflects a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

						Accumulated
	Preferred Stock		Common stock		Additional	other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	equity
Balance at January 1, 2024	13,765	$—	889,668	$—	$104,757	$(1,578)	$(95,066)	$8,113
Stock-based compensation expense	—	—	—	—	107	—	—	107
Issuance of stock awards	—	—	3,400	—	21	—	—	21
Issuance of common stock to vendor	—	—	50,000	—	53	—	—	53
Conversion of Preferred stock into common stock	(3,817)	—	436,294	—	—	—	—	—
Exchange of Preferred stock into common stock warrants	(6,356)	—	—	—	—	—	—	—
Deemed dividend on extinguishment of Preferred stock	—	—	—	—	7,069	—	(7,094)	(25)
Cashless exercise of warrants into common stock	—	—	388	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(1,696)	(1,696)
Balance at March 31, 2024	3,592	$—	1,379,750	$—	$112,007	$(1,596)	$(103,856)	$6,555

						Accumulated
	Preferred Stock		Common stock		Additional	other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	equity
Balance at January 1, 2023	—	$—	771,054	$—	$92,933	$(483)	$(86,567)	$5,883
Stock-based compensation expense	—	—	—	—	293	—	—	293
Issuance of common stock to vendor	—	—	2,937	—	55	—	—	55
Foreign currency translation adjustment	—	—	—	—	—	(456)	—	(456)
Net loss	—	—	—	—	—	—	(2,048)	(2,048)
Balance at March 31, 2023	—	$—	773,991	$—	$93,281	$(939)	$(88,615)	$3,727

* reflects a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities:
Net loss	$(1,696)	$(2,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	63	42
Stock-based compensation expense	129	293
Issuance of common stock to vendor	53	55
Right-of-use asset amortization	60	56
Gain/(loss) on foreign currency transactions	19	(391)
Change in fair value of the warrant liability, net	(753)	—
Change in operating assets and liabilities:
Accounts receivable	267	29
Research and development tax credit receivable	(202)	(211)
Prepaid expenses and other current assets	(264)	(340)
Accounts payable and accrued expenses	822	293
Lease liabilities	(69)	(43)
Income tax payable	—	(22)
Other current liabilities	—	(146)
Net cash used in operating activities	(1,571)	(2,433)

Effect of exchange rate changes on cash	(14)	(102)

Net change in cash	(1,585)	(2,535)

Cash, beginning of period	8,836	4,235
Cash, end of period	$7,251	$1,700

Supplemental disclosure of cash and non-cash investing and financing activities
Issuance of common shares for consulting services	$53	$55

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION, BUSINESS, LIQUIDITY AND BASIS OF PRESENTATION

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

Business

The Company is seeking to reshape the world of electronics with its disruptive organic thin-film transistors (“OTFTs”) that have the potential to drive the next generation of displays. The Company’s patented TRUFLEX® semiconductor and dielectric inks, or electronic polymers, are used to make a new type of transistor that has the potential to revolutionize the display industry. The Company’s inks enable low temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost displays that outperform existing technology. The Company’s electronic polymer platform can be used in a number of display technologies including microLED, miniLED and AMOLED displays for next generation televisions, laptops, augmented reality (“AR”) and virtual reality (“VR”) headsets, smartwatches and smartphones. The Company develops its materials at its research and development facility in Manchester, UK and provides prototyping services at the Centre for Process Innovation (“CPI”) at Sedgefield, UK. It has a field application office in Taiwan. The Company has an extensive IP portfolio including 125 granted patents across 19 patent families and 40 codified trade secrets.

Risk and Uncertainties

The Company’s activities are subject to significant risks and uncertainties including the risk of failure to secure additional funding to properly execute the Company’s business plan. The Company is subject to risks that are common to companies in the development stage, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, reliance on third party manufacturers, protection of proprietary technology and compliance with regulatory requirements.

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

The Company has incurred continuing losses including net losses of $1.7 million for the three months ended March 31, 2024. The Company’s cash as of March 31, 2024 was $7.3 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

The Company expects that its cash and cash equivalents of $7.3 million as of March 31, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements into June 2025. It is possible this period could be shortened if there are any significant increases in spending or more rapid progress of development programs than anticipated.

The Company’s future viability is dependent on its ability to raise additional capital to fund its operations. The Company will need to obtain additional funds to satisfy its operational needs and to fund its sales and marketing efforts, research and development expenditures, and business development activities. Until such time, if ever, as the Company can generate sufficient cash through revenue, management’s plans are to finance the Company’s working capital requirements through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If the Company raises additional funds by issuing equity securities, the Company’s existing security holders will likely experience dilution. If the Company borrows money, the incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that could restrict its operations. If the Company enters into a collaboration, strategic alliance or other similar arrangement, it may be forced to give up valuable rights. There can be no assurance however that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company’s products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows for operations, then the Company will need to raise additional funding.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2024 and may also be found on the Company’s website (www.smartkem.com). In these notes to the interim condensed consolidated financial statements the terms “us,” “we” or “our” refer to the Company and its consolidated subsidiaries.

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

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended March 31, 2024 and 2023; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

Reverse Stock Split

All share numbers and per share amounts presented in these financial statements, including these footnotes reflect a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Other than the policies listed below, there have been no material changes to the Company’s significant accounting policies as set forth in Note 3 Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report.

The Company records, when necessary, deemed dividends for: (i) the exchange of preferred shares for pre-funded warrants, based on the fair value of the pre-funded warrants in excess of the carrying value of the preferred shares and (ii) the amendment of preferred stock accounted for as an extinguishment, based on the fair value of the preferred stock immediately before and after the amendments.

Management’s Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to the valuation of common stock, fair value of stock options and fair value of warrant liabilities. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.

Recent Accounting Pronouncements

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

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Prepaid insurance	$444	$274
Research grant receivable	195	160
Prepaid facility costs	166	101
VAT receivable	176	104
Prepaid software licenses	60	24
Prepaid professional service fees	5	68
Other receivable and other prepaid expenses	36	80
Total prepaid expenses and other current assets	$1,082	$811

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Plant and equipment	$1,569	$1,584
Furniture and fixtures	107	108
Computer hardware and software	24	24
	1,700	1,716
Less: Accumulated depreciation	(1,312)	(1,261)
Property, plant and equipment, net	$388	$455

Depreciation expense was $63.2 thousand and $42.2 thousand for the three months ended March 31, 2024 and 2023, respectively and is classified as research and development expense.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Accounts payable	$1,180	$355
Payroll liabilities	534	375
Accrued expenses – audit & accounting fees	—	182
Accrued expenses – legal fees	90	—
Accrued expenses – technical fees	79	91
Accrued expenses – other professional service fees	57	—
Accrued expenses – other	98	175
Total accounts payable and accrued expenses	$2,038	$1,178

6.    LEASES

The Company has operating leases consisting of office space, lab space and equipment with remaining lease terms of 1 to 3 years, subject to certain renewal options as applicable.

The Company is not the lessor in any lease agreement, and no related party transactions for lease arrangements have occurred.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods ended:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease cost	$65	$64
Short-term lease cost	6	4
Variable lease cost	—	45
Total lease cost	$71	$113

The total lease cost is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$65	$104
Selling, general and administrative	6	9
Total lease cost	$71	$113

Right of use lease assets and lease liabilities for the Company’s operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Assets
Right of use assets - Operating Leases	$223	$285
Total lease assets	$223	$285

Liabilities
Current liabilities:
Lease liability, current - Operating Leases	$174	$230
Noncurrent liabilities:
Lease liability, non-current - Operating Leases	4	19
Total lease liabilities	$178	$249

The Company had no right of use lease assets and lease liabilities for financing leases as of March 31, 2024 and December 31, 2023.

The table below presents certain information related to the cash flows for the Company’s operating leases for the periods ended:

	March 31,
(in thousands)	2024	2023
Operating cash outflows from operating leases	$69	$43

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of the period ended:

March 31,
2024
Weighted average remaining lease term (in years) – operating leases	0.76
Weighted average discount rate – operating leases	6.28%

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

March 31,
(in thousands)	2024
2024	$167
2025	19
Total undiscounted lease payments	186
Less imputed interest	(8)
Total net lease liabilities	$178

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

Series A-1 Preferred Stock

On June 14, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware designating 18,000 shares out of the authorized but unissued shares of its preferred stock as Series A-1 Preferred Stock with a stated value of $1,000 per share (the “Series A-1 Certificate of Designation”). On January 29, 2024, the Company filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitation with the Secretary of State of Delaware designating 11,100 shares of Series A-1 Preferred Stock The following is a summary of the

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

principal amended and restated terms of the Series A-1 Preferred Stock as set forth in the Amended and Restated Series A-1 Certificate of Designation:

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

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

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

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

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

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

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

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

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

Pursuant to the Consent Agreement, the Company and the Holders agreed to amend and restate the Certificate of Designation of Preferences, Rights and Limitations for the Series A-1 Preferred Stock (the “Amended and Restated Series A-1 Certificate of Designation”) to (i) make certain adjustments to reflect the Reverse Split, (ii) remove all voting rights, except as required by applicable law, (iii) increase the stated value of the Series A-1 Preferred Stock to $10,000 from $1,000, and (iv) adjust the conversion price of the Series A-1 Preferred Stock to $87.50 as a result of the increase in stated value. The Consent Agreement, the Registration Rights Agreement, the Amended and Restated Series A-1 Certificate of Designation and the form of Class C Warrant, are attached as Exhibits 10.1, 10.2, 3.1 and 4.2 to the Form 8-K filed with the SEC on January 29, 2024.

The Company credited additional paid in capital $7.1 million for deemed dividends as a result of (i) the exchange of Series A-1 Preferred Shares for Series C Warrants, based on the fair value of the Series C Warrants in excess of the carrying value of the preferred shares and (ii) the amendment of Series A-1 Preferred Stock accounted for as an extinguishment, based on the fair value of the Series A-1 Preferred Stock immediately before and after the amendments. The Company estimated the fair value of the deemed dividend related to the exchange of Series A-1 Preferred Stock for Series C Warrants as part of the fair value model utilized to value all the securities issued in the transaction with the stock price input estimated as of the January 26, 2024, transaction date. The Company estimated the fair value of the deemed dividend related to the amendment of preferred stock using an option pricing model based on the following assumptions: (1) dividend yield of 19.99%, (2) expected volatility of 50.0%, (3) risk-free interest rate of 4.15%, and (4) expected life of 10.0 years.

As of March 31, 2024, there was an aggregate of 1,106 shares of Series A-1 and 2,486 shares of Series A-2 Preferred Stock outstanding, respectively.

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

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

the discretion of the board of directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Common Stock Issued to Vendors for Services

On March 7, 2024, the Company issued 50,000 shares of common stock, as payment for financial consulting services.

Common Stock Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

				Weighted-
				Average
			Weighted-	Remaining
			Average	Contractual
	Number of	Exercise Price	Exercise	Term
	Shares	per Share	Price	(Years)
Warrants outstanding at January 1, 2024	2,542,655	$0.35 - $70.00	$6.89	4.43
Issued	—		—
Exercised	(400)		0.35
Expired	—		—
Warrants outstanding at March 31, 2024	2,542,255	$0.35 - $70.00	$6.89	4.17

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2024	61,587	$0.3500
Issued	726,344	0.0001
Exercised	—
Expired	—
Pre-funded warrants outstanding at March 31, 2024	787,931	$0.02745

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

At the 2023 Annual Meeting, the Company’s stockholders approved an amendment (the “2021 Plan Amendment”) to the Company’s 2021 Plan, increasing the number of the shares of common stock, par value $0.0001 per share (“Common Stock”), reserved for issuance under the 2021 Plan from 125,045 shares to 743,106 shares. The Company’s Board of Directors (the “Board”) had previously approved the 2021 Plan Amendment, subject to stockholder approval..

Determining the appropriate fair value of share-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock, and for share options, the expected life of the option, and expected share price volatility. The Company uses the Black-Scholes option pricing model to value its share

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

option awards. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, the share-based compensation expense could be materially different for future awards.

There were no options granted under the 2021 Plan for the three months ended March 31, 2024 and 2023.

There were 3,400 shares of Common Stock granted and no shares granted under the 2021 Plan during the three months ended March 31, 2024 and 2023, respectively.

The following table reflects share activity under the share option plans for the three months ended March 31, 2024:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-	Aggregate
		Average	Contractual	Average	Intrinsic
	Number of	Exercise	Term	Fair Value at	Value
	Shares	Price	(Years)	Grant Date	(in thousands)
Options outstanding at January 1, 2024	70,411	$63.07	7.28	$33.98
Exercised	—	—
Cancelled/Forfeited	(491)	70.00
Expired	—
Granted	—	—
Options outstanding at March 31, 2024	69,920	$63.02	7.04	$33.98
Options exercisable at March 31, 2024	46,347	$59.47	6.56		$78.24

Stock-based compensation is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$42	$70
Selling, general and administration	65	223
Total	$107	$293

Total compensation cost related to non-vested stock option awards not yet recognized as of March 31, 2024 was $0.6 million and will be recognized on a straight-line basis through the end of the vesting periods in July 2026. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

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

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31,
(in thousands, except share data)	2024	2023
Net loss - basic	$(1,696)	$(2,048)
Preferred stock dividends	(7,094)	—
Net loss - diluted	$(8,790)	$(2,048)

Weighted average shares outstanding - basic*	2,735,375	835,718
Weighted average shares outstanding - diluted*	2,735,375	835,718

Net loss per common share - basic*	$(0.62)	$(2.45)
Net loss per common share - diluted*	$(3.21)	$(2.45)
Dividend per common share	$(2.59)	$-

* reflects a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023

The following potentially dilutive securities were excluded from the computation of earnings per share as of March 31, 2024 and 2023 because their effects would be anti-dilutive:

	March 31,
	2024	2023
Common stock warrants	3,330,186	89,748
Assumed conversion of preferred stock	410,587	—
Stock options	69,920	80,084
Total	3,810,693	169,832

At March 31, 2024, the Company had 61,587 pre-funded warrants, 769,426 Class B Warrants and 726,344 Class C Warrants outstanding. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Weighted average shares issued	1,217,723	773,773
Weighted average pre-funded and penny warrants	1,517,652	61,945
Weighted average shares outstanding	2,735,375	835,718

11.  DEFINED CONTRIBUTION PENSION:

The Company operates a defined contribution pension scheme for its UK employees. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Pension cost is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$21	$22
Selling, general and administration	16	18
Total	$37	$40

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

12. FAIR VALUE MEASUREMENTS

The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value for the quarter ended March 31, 2024:

(in thousands)	Warrant Liability
Balance at January 1,2024	$1,372
Fair value of warrant issued in Private Placement Offering	—
Total change in the liability included in earnings	(753)
Balance at March 31, 2024	$619

The valuation of the warrants was determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, expected volatility, risk free interest rate and expected life of the instrument. Since our common stock was not publicly traded until February 2022 there has been insufficient volatility data available. Accordingly, we have used an expected volatility based on historical common stock volatility of our peers. The Company has accounted for them as derivative instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period.

The fair value of the common warrants at March 31, 2024 was determined by using an option pricing model assuming the following:

	March 31,	December 31
	2024	2023
Expected term (years)	4.21	4.46
Risk-free interest rate	4.20%	3.81%
Expected volatility	50.0%	50.0%
Expected dividend yield	0.0%	0.0%

Additionally, the Company has determined that the warrant liability should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the option pricing models against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of the Company’s Common Stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of the Company’s stock over that term; annual rate of dividends; and the risk-free rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of SmartKem stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (ASC 820-10). The risk-free rate of return is a Level 2 input as defined in ASC 820-10, while the historical volatility is a Level 3 input as defined in ASC 820. Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2024 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, the fair values were determined using Level 3:

	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2024
Description
Liabilities:
Warrant liability	$—	$—	$619	$619
Total liabilities	$—	$—	$619	$619

Equity:
Deemed dividend on extinguishment of Preferred stock	$—	$—	$7,094	$7,094
Total Equity	$—	$—	$7,094	$7,094

	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2023
Description
Liabilities:
Warrant liability	$—	$—	$1,372	$1,372
Total liabilities	$—	$—	$1,372	$1,372

13. SUBSEQUENT EVENTS:

Preferred Stock Conversions

Subsequent to March 31, 2024, the Company issued 8,574 shares of the Company’s common stock upon the conversion of 75 shares Series A-2 Preferred Stock.

Common Stock Issued to Vendors for Services

Subsequent to March 31, 2024, the Company issued 50,000 shares of common stock, as payment for financial consulting services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of SmartKem, Inc. (“SmartKem” or the “Company”) should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2023 to provide an understanding of its results of operations, financial condition and cash flows.

All references in this Quarterly Report to “we,” “our,” “us” and the “Company” refer to SmartKem, Inc., and its subsidiaries unless the context indicates otherwise.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity, and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q (this “Report”) that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “10-K”) in Item 1A under “Risk Factors” and the risks detailed from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). These forward-looking statements include, but are not limited to, statements about:

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

Company Overview

We are seeking to reshape the world of electronics with our disruptive organic thin-film transistors (“OTFTs”) that have the potential to drive the next generation of displays. Our patented TRUFLEX® semiconductor and dielectric inks, or electronic polymers, can be used to make a new type of transistor that could have the potential to revolutionize the display industry. Our inks enable low temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost displays that outperform existing technology. Our electronic polymer platform can be used in a number of display technologies including microLED, miniLED and AMOLED displays for next generation televisions, laptops, augmented reality (“AR”) and virtual reality (“VR”) headsets, smartwatches, and smartphones.

We develop our materials at our research and provide prototyping services at the Centre for Process Innovation (“CPI”) at Sedgefield, UK. We have a field application office in Taiwan. We have an extensive IP portfolio including 125 granted patents across 19 patent families and 40 codified trade secrets.

Since our inception in 2009, we have devoted substantial resources to the research and development of materials and production processes for the manufacture of organic thin film transistors and the enhancement of our intellectual property.

Our loss before income taxes was $1.7 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, our accumulated deficit was $103.9 million. Substantially all our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.

Results of Operations for the three months ended March 31, 2024

Three months ended March 31, 2024 compared with three months ended March 31, 2023

Revenue and Cost of revenue

We did not have any revenue or cost of revenue in the three months ended March 31, 2024. We had revenue of $16.0 thousand and cost of revenue of $16.0 thousand in the same period of 2023. Both revenues and related cost of revenue for three months ended March 31, 2023 are a result of sales of OTFT backplanes and TRUFLEX® materials for customer assessment and development purposes.

Other operating income

Other operating income was $0.2 million in the three months ended March 31, 2024, compared to $0.3 million in the same period of 2023. The primary source of the income is related to a research grant and research and development tax credits. The decrease is mainly due to a reduction in the allowable research and development expenses and a lowering of the tax credit rate to be applied to the allowable expenses of which both went into effect on April 1, 2023.

Operating expenses

Operating expenses were $2.7 million for the three months ended March 31, 2024, compared to $2.8 million in the same period of 2023, a decrease of $0.1 million.

Research and development expenses are incurred for the development of TRUFLEX® inks to make OTFT circuits and consist primarily of payroll and technical development costs. The research and development expenses represent 48.1% and 45.3% of the total operating expenses for the three months ended March 31, 2024 and 2023, respectively. Research and development expenses decreased $3 thousand for the three months ended March 31, 2024 compared to the same period for the prior year. This decrease is primarily related to lower personnel expenses due to a reduction in force in 2023 offset in part by higher technical service costs.

Selling, general and administrative expenses consist primarily of payroll and professional services such as accounting, legal services and investor relations. These expenses represent 51.4% and 50.8% of our total operating expenses for the three months ended March 31, 2024 and 2023, respectively. Selling, general and administrative expenses decreased by $71 thousand for the three months ended March 31, 2024 compared to the same period for the prior year. This decrease was primarily a result of a decrease in professional service fees related to investor relation consulting costs.

Non-Operating income/(expense)

We recorded a gain of $0.8 million related to the valuation of the warrant liability for the three months ended March 31, 2024. There were no similar gains or losses during the same period of the prior year.

Liquidity and Capital Resources

As of March 31, 2024, our cash and cash equivalents were $7.3 million compared with $8.8 million as of December 31, 2023. We believe this will be sufficient to fund our operating expenses and capital expenditure requirements into June 2025. It is possible this period could be shortened if there are any significant increases in spending or more rapid progress of development programs than anticipated.

Our future viability is dependent on our ability to raise additional capital to fund our operations. We will need to obtain additional funds to satisfy our operational needs and to fund our sales and marketing efforts, research and development expenditures, and business development activities. Until such time, if ever, as we can generate sufficient cash through revenue, management’s plans are to finance our working capital requirements through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution. If we borrow money, the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations. If we enter into a collaboration, strategic alliance or other similar arrangement, we may be forced to give up valuable rights. There can be no assurance however that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company’s products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services. If we are unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows for operations, then we will need to raise additional funding.

Cash Flow from Operating Activities

Net cash used in operating activities was $1.6 million for the three months ended March 31, 2024, compared to $2.4 million for the three months ended March 31, 2023, a decrease of $0.8 million. The decrease is primarily related to the timing of payments made to vendors.

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

Fair Value Measurements

GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Our fair value measurements are generally related to a warrant liability and amendments to preferred stock. The models used for these fair value calculations use inputs such as the underlying price of the shares issued at the measurement date, expected volatility, risk free interest rate and expected life of the instrument. Since our common stock is so thinly traded there is insufficient volatility data available. Accordingly, we have used an expected volatility based on historical common stock volatility of our peers.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, because of the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation of the financial statements for the first quarter of 2024 a material weakness in the Company’s internal control over financial reporting was identified relating to the complex financial reporting and accounting associated with the Consent, Conversion and Amendment Agreement the Company entered into on January 26, 2024, a non-cash item. None of the Company’s filed financial statements are impacted. The March 31, 2024 financial statements contained in this Form 10-Q reflect the appropriate accounting for this transaction and no prior financial statements were impacted.

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

Certain of our partners are and many of our potential customers will be located in Taiwan, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could have a material adverse effect on our business, financial condition and results of operations.

Certain of our partners, including The Industrial Technology Research Institute of Taiwan (“ITRI”), are located in Taiwan. In addition, we expect that many of our potential customers will be located in Taiwan, where the bulk of display manufacturing occurs. From time to time, Taiwan has been impacted by significant seismic activity in the area, including earthquakes and related aftershocks, and it is expected that similar events will happen in the future. Because of the relatively small size of Taiwan and the proximity of our partners and future customers to each other, earthquakes, tsunamis, fires, floods, other natural disasters, epidemics such as the COVID-19 outbreak, political unrest, war, labor strikes or work stoppages could simultaneously affect our partners’ production capability, our ability to supply our customers, and our customers’ ability to produce products incorporating our technology. As a result, we may be subject to unanticipated costs and delays that could have a material adverse effect on our business, financial condition and results of operations.

We identified a material weakness in connection with our internal financial reporting controls. Although we are taking steps to remediate this material weakness, there is no assurance we will be successful in doing so in a timely manner, or at all, and we may identify other material weaknesses.

In connection with the preparation of the financial statements for the first quarter of 2024 a material weakness in our internal control over financial reporting was identified relating to the complex financial reporting and accounting associated with the Consent, Conversion and Amendment Agreement we entered into on January 26, 2024, a non-cash item. None of the Company’s filed financial statements are impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 7, 2024, we issued 50,000 shares of common stock to a consultant with a value of $53 thousand. Such issuances were exempt from registration under 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2024 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

See Exhibit Index.

[EXHIBIT INDEX]

Exhibit No.	Description

2.1 *

Share Exchange Agreement, dated as of February 23, 2021, among the Registrant, SmartKem Limited and the shareholders of SmartKem Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 27, 2024)

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

3.3	Form of Class C Warrant (incorporated by reference to Exhibit 4.1 to the Company Current Report on Form 8-K filed on January 29, 2024)

10.1

Framework Supply Agreement, dated March 22, 2024, by and between SmartKem Limited and CPI Innovation Services Limited (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 27, 2024)

10.2	Form of Consent Agreement (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed on January 29, 2024)

10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company Current Report on Form 8-K filed on January 29, 2024)

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: May 20, 2024

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ Barbra C. Keck
Name:	Barbra C. Keck
Title:	Chief Financial Officer
(Principal Financial Officer)