Form 10-Q
period 2024-06-30
SmartKem, Inc.
filed 2024-08-12
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-42115

SmartKem, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1083654
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Manchester Technology Centre, Hexagon Tower.

Delaunays Road, Blackley

Manchester, M9 8GQ U.K.

(Address of Principal Executive Offices)

011-44-161-721-1514

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	SMTK	The Nasdaq Stock Market LLC

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

As of August 12, 2024, there were 1,750,472 of the registrant’s shares of common stock outstanding.

Item 1. Financial Statements

SMARTKEM, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except number of shares and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$4,351	$8,836
Accounts receivable	—	268
Research and development tax credit receivable	967	610
Prepaid expenses and other current assets	1,186	811
Total current assets	6,504	10,525
Property, plant and equipment, net	327	455
Right-of-use assets, net	226	285
Other assets, non-current	6	7
Total assets	$7,063	$11,272

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,903	$1,178
Lease liabilities, current	209	230
Other current liabilities	347	360
Total current liabilities	2,459	1,768
Lease liabilities, non-current	16	19
Warrant liability	—	1,372
Total liabilities	2,475	3,159

Commitments and contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, 1,106 and 13,765 shares issued and outstanding, at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 1,721,900 and 889,668 shares issued and outstanding, at June 30, 2024 and December 31, 2023, respectively*	—	—
Additional paid-in capital	112,965	104,757
Accumulated other comprehensive loss	(1,422)	(1,578)
Accumulated deficit	(106,955)	(95,066)
Total stockholders' equity	4,588	8,113
Total liabilities and stockholders’ equity	$7,063	$11,272

* reflects a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except number of shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$40	$8	$40	$24
Cost of revenue	32	6	32	22
Gross profit	8	2	8	2

Other operating income	236	169	438	438

Operating expenses
Research and development	1,158	1,257	2,434	2,536
Selling, general and administrative	1,844	1,324	3,206	2,757
Loss on foreign currency transactions	19	(43)	32	68
Total operating expenses	3,021	2,538	5,672	5,361

Loss from operations	(2,777)	(2,367)	(5,226)	(4,921)

Non-operating income/(expense)
Gain/(loss) on foreign currency transactions	(243)	533	(249)	1,035
Transaction costs allocable to warrants	—	(198)	—	(198)
Change in fair value of the warrant liability	(81)	3	672	3
Interest income	3	2	9	6
Total non-operating income/(expense)	(321)	340	432	846

Loss before income taxes	(3,098)	(2,027)	(4,794)	(4,075)
Income tax expense	(1)	—	(1)	—
Net loss	$(3,099)	$(2,027)	$(4,795)	$(4,075)

Net loss	$(3,099)	$(2,027)	$(4,795)	$(4,075)
Other comprehensive loss:
Foreign currency translation	174	(517)	156	(973)
Total comprehensive loss	$(2,925)	$(2,544)	$(4,639)	$(5,048)

Common share data:
Basic net loss per common share*	$(0.98)	$(1.82)	$(1.63)	$(4.18)
Diluted net loss per common share*	$(0.98)	$(1.82)	$(4.04)	$(4.18)
Dividend per common share	$—	$—	$(2.41)	$—

Weighted average number of basic shares outstanding*	3,157,334	1,111,954	2,946,354	974,599
Weighted average number of diluted shares outstanding*	3,157,334	1,111,954	2,946,354	974,599

* reflects a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common stock		Additional	Accumulated other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	equity
Balance at January 1, 2024	13,765	$—	889,668	$—	$104,757	$(1,578)	$(95,066)	$8,113
Stock-based compensation expense	—	—	—	—	107	—	—	107
Issuance of stock awards	—	—	3,400	—	21	—	—	21
Issuance of common stock to vendor	—	—	50,000	—	53	—	—	53
Conversion of Preferred stock into common stock	(3,817)	—	436,294	—	—	—	—	—
Exchange of Preferred stock into common stock warrants	(6,356)	—	—	—	—	—	—	—
Deemed dividend on extinguishment of Preferred stock	—	—	—	—	7,069	—	(7,094)	(25)
Cashless exercise of warrants into common stock	—	—	388	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(1,696)	(1,696)
Balance at March 31, 2024	3,592	$—	1,379,750	$—	$112,007	$(1,596)	$(103,856)	$6,555
Stock-based compensation expense	—	—	—	—	207	—	—	207
Issuance of common stock to vendor	—	—	50,000	—	48	—	—	48
Conversion of Preferred stock into common stock	(2,486)	—	284,150	—	—	—	—	—
Exercise of warrants into common stock	—	—	8,000	—	3	—	—	3
Fair value of warrants reclassified from liability to equity	—	—	—	—	700	—	—	700
Foreign currency translation adjustment	—	—	—	—	—	174	—	174
Net loss	—	—	—	—	—	—	(3,099)	(3,099)
Balance at June 30, 2024	1,106	$—	1,721,900	$—	$112,965	$(1,422)	$(106,955)	$4,588

	Preferred Stock		Common stock		Additional	Accumulated other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	equity
Balance at January 1, 2023	—	$—	771,054	$—	$92,933	$(483)	$(86,567)	$5,883
Stock-based compensation expense	—	—	—	—	293	—	—	293
Issuance of common stock to vendor	—	—	2,937	—	55	—	—	55
Foreign currency translation adjustment	—	—	—	—	—	(456)	—	(456)
Net loss	—	—	—	—	—	—	(2,048)	(2,048)
Balance at March 31, 2023	—	$—	773,991	$—	$93,281	$(939)	$(88,615)	$3,727
Stock-based compensation expense	—	—	—	—	119	—	—	119
Issuance of preferred stock, net of issuance costs	14,149	—	—	—	11,027	—	—	11,027
Foreign currency translation adjustment	—	—	—	—	—	(517)	—	(517)
Net loss	—	—	—	—	—	—	(2,027)	(2,027)
Balance at June 30, 2023	14,149	$—	773,991	$—	$104,427	$(1,456)	$(90,642)	$12,329

* reflects a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities:
Net loss	$(4,795)	$(4,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125	81
Stock-based compensation expense	336	412
Issuance of common stock to vendor	101	55
Right-of-use asset amortization	125	134
Gain/(loss) on foreign currency transactions	279	(962)
Transaction costs allocable to warrants	—	198
Change in fair value of the warrant liability	(672)	(3)
Change in operating assets and liabilities:
Accounts receivable	255	30
Research and development tax credit receivable	(361)	804
Prepaid expenses and other current assets	(368)	(64)
Other non-current assets	1	—
Accounts payable and accrued expenses	682	718
Lease liabilities	(90)	(137)
Income tax payable	—	(23)
Other current liabilities	(20)	(238)
Net cash used in operating activities	(4,402)	(3,070)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(6)
Net cash used by investing activities	—	(6)

Cash flow from financing activities:
Proceeds from the issuance of preferred stock in private placement	—	12,386
Proceeds from the issuance of warrants in private placement	—	1,763
Payment of issuance costs	—	(1,483)
Proceeds from the exercise of warrants	3	—
Net cash provided by financing activities	3	12,666

Effect of exchange rate changes on cash	(86)	(51)

Net change in cash	(4,485)	9,539

Cash, beginning of period	8,836	4,235
Cash, end of period	$4,351	$13,774

Supplemental disclosure of cash and non-cash investing and financing activities
Issuance of common shares for consulting services	$53	$55
Initial classification of fair value of warrants	$—	$1,837
Right-of-use asset and lease liability additions	$55	$50

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION, BUSINESS, GOING CONCERN AND BASIS OF PRESENTATION

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

Business

The Company is seeking to reshape the world of electronics with its disruptive organic thin-film transistors (“OTFTs”) that have the potential to drive the next generation of displays. The Company’s patented TRUFLEX® semiconductor and dielectric inks, or electronic polymers, are used to make a new type of transistor that has the potential to revolutionize the display industry. The Company’s inks enable low temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost displays that outperform existing technology. The Company’s electronic polymer platform can be used in a number of display technologies including microLED, miniLED and AMOLED displays for next generation televisions, laptops, augmented reality (“AR”) and virtual reality (“VR”) headsets, smartwatches and smartphones. The Company develops its materials at its research and development facility in Manchester, UK and provides prototyping services at the Centre for Process Innovation (“CPI”) at Sedgefield, UK. The Company entered into a technology transfer agreement (TTA) with the Industrial Technology Research Institute (ITRI) in Taiwan for product prototyping on its Gen2.5 fabrication line and it also has a field application office in Taiwan. The Company has an extensive IP portfolio including 125 granted patents across 19 patent families and 40 codified trade secrets.

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

Going Concern

The Company has incurred continuing losses including net losses of $4.8 million for the six months ended June 30, 2024. The Company’s cash as of June 30, 2024 was $4.4 million with net cash used in operating activities of $4.4 million for the six months ended June 30, 2024. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

The Company expects that its cash and cash equivalents of $4.4 million as of June 30, 2024, will not be sufficient to fund its operating expenses and capital expenditure requirements for the 12 months from the issuance of these financial statements and that the Company will require additional capital funding to continue its operations and research development activity thereafter. It is possible this period could be shortened if there are any significant increases in spending or more rapid progress of development programs than anticipated.

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

There is substantial doubt that the Company will be able to pay its obligations as they fall due, and this substantial doubt is not alleviated by management plans. The condensed consolidated financial statements as of June 30, 2024 have been prepared assuming that the Company will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2024 and may also be found on the Company’s website (www.smartkem.com). In these notes to the interim condensed consolidated financial statements the terms “us,” “we” or “our” refer to the Company and its consolidated subsidiaries.

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

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2024 and 2023; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures which will require companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). The pronouncement is effective for annual filings for the year ended December 31, 2024. The Company is still assessing the impact of the adoption of this standard but does not expect it to have a material impact on its results of operations, financial position or cash flows.

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

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Prepaid insurance	$344	$274
Research grant receivable	234	160
Prepaid facility costs	242	101
VAT receivable	271	104
Prepaid software licenses	62	24
Prepaid stock exchange fees	28	—
Prepaid professional service fees	—	68
Other receivable and other prepaid expenses	5	80
Total prepaid expenses and other current assets	$1,186	$811

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Plant and equipment	$1,571	$1,584
Furniture and fixtures	107	108
Computer hardware and software	24	24
	1,702	1,716
Less: Accumulated depreciation	(1,375)	(1,261)
Property, plant and equipment, net	$327	$455

Depreciation expense was $124.9 thousand and $81.4 thousand for the six months ended June 30, 2024 and 2023, respectively and is classified as research and development expense.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Accounts payable	$1,121	$355
Payroll liabilities	283	375
Accrued expenses – audit & accounting fees	41	182
Accrued expenses – legal fees	113	—
Accrued expenses – technical fees	165	91
Accrued expenses – other professional service fees	53	—
Accrued expenses – other	127	175
Total accounts payable and accrued expenses	$1,903	$1,178

6.    LEASES

The Company has operating leases consisting of office space, lab space and equipment with remaining lease terms of 1 to 3 years, subject to certain renewal options as applicable.

The Company is not the lessor in any lease agreement, and no related party transactions for lease arrangements have occurred.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$70	$75	$135	$139
Short-term lease cost	—	3	6	7
Variable lease cost	—	20	—	65
Total lease cost	$70	$98	$141	$211

The total lease cost is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$70	$95	$135	$199
Selling, general and administrative	—	3	6	12
Total lease cost	$70	$98	$141	$211

Right of use lease assets and lease liabilities for the Company’s operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Assets
Right of use assets - Operating Leases	$226	$285
Total lease assets	$226	$285

Liabilities
Current liabilities:
Lease liability, current - Operating Leases	$209	$230
Noncurrent liabilities:
Lease liability, non-current - Operating Leases	16	19
Total lease liabilities	$225	$249

The Company had no right of use lease assets and lease liabilities for financing leases as of June 30, 2024 and December 31, 2023.

The table below presents certain information related to the cash flows for the Company’s operating leases for the periods ended:

	June 30,
(in thousands)	2024	2023
Operating cash outflows from operating leases	$90	$137
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right of use assets	$55	$50

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of the period ended:

June 30,
2024
Weighted average remaining lease term (in years) – operating leases	0.80
Weighted average discount rate – operating leases	8.79%

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

June 30,
(in thousands)	2024
2024	$182
2025	41
2026	11
2027	1
Total undiscounted lease payments	235
Less imputed interest	(10)
Total net lease liabilities	$225

7.    COMMITMENTS AND CONTINGENCIES

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material effect on the interim condensed consolidated financial statements.

8.    STOCKHOLDERS’ EQUITY

Reverse Stock Split

At the Company’s Annual Meeting of Stockholders held on August 25, 2023 (the “2023 Annual Meeting”), the Company’s stockholders approved a proposal to approve and adopt an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of its shares of common stock, issued and outstanding or reserved for issuance, at a specific ratio within a range from 1-for-30 to 1-for-60, inclusive, prior to the first anniversary of stockholder approval of the proposal, and to grant authorization to the Board of Directors to determine, in its sole discretion, whether to effect the reverse stock split, as well as its specific timing and ratio. On September 19, 2023, the Company’s Board of Directors adopted resolutions to effect as soon as reasonably practicable the reverse split of the issued and outstanding shares of the common stock at a ratio of 1-for-35.

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

As long as any shares of Series A-1 Preferred Stock are outstanding, the Company may not, without the approval of a majority of the then outstanding shares of Series A-1 Preferred Stock which must include AIGH Investment Partners LP and its affiliates (“AIGH”) for so long as AIGH is holding at least $1,500,000 in aggregate stated value of Series A-1 Preferred Stock acquired pursuant to the Purchase Agreement (a) alter or change the powers, preferences or rights given to the Series A-1 Preferred Stock, (b) alter or amend the Amended and Restated Certificate of Incorporation (the “Charter”), the Series A-1 Certificate of Designation, or the bylaws of the Company (the “Bylaws”) in such a manner so as to materially adversely affect any rights given to the Series A-1 Preferred Stock, (c) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation (as defined below) senior to, or otherwise pari passu with, the Series A-1 Preferred Stock, (d) increase the number of authorized shares of Series A-1 Preferred Stock, (e) issue any Series A-1 Preferred Stock except pursuant to the Purchase Agreement, or (f) enter into any agreement to do any of the foregoing.

Liquidation

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the then holders of the Series A-1 Preferred Stock are entitled to receive out of the assets available for distribution to stockholders of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon, prior and in preference to the common stock or any other series of preferred stock.

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

The Company had accounted for the Class A and Class B Warrants as derivative instruments in accordance with ASC 815, Derivatives and Hedging. The Company classified the Warrants as a liability because they could be considered indexed to the Company’s stock due to provisions that, in certain circumstances, adjust the number of shares to be issued if the exercise price is adjusted and the existence of a pre-specified volatility input to the Black-Scholes calculation which could be used to calculate consideration in the event of a Fundamental Transaction, as defined in the agreements. Upon the Company’s May 31, 2024 uplisting to the Nasdaq Capital Market the provisions relating to the adjustment in the number of shares were no longer in effect. Additionally, the Company re-evaluated the pre-specified volatility input and determined that this did not preclude the Warrants from being considered indexed to the Company’s stock. As a result, the Warrants are accounted for as an equity instrument beginning on May 31, 2024.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

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

In addition, during such period, the Company may not issue common stock or common stock equivalents in a subsequent financing with an effective price per share of common stock that is or may become lower than the then-effective conversion price of the Series A-1 Preferred Stock without the consent of the significant purchasers, which must include AIGH and its affiliates for so long as they are holding at least $1,500,000 in aggregate stated value of Series A-1 Preferred Stock acquired pursuant to the Purchase Agreement. This provision may prevent the Company from obtaining additional capital on market terms even if a majority of the Company’s board of directors believes that the terms of the subsequent financing are in the best interests of the Company and its stockholders. This provision may also have the effect of increasing the cost of obtaining additional capital either because the significant purchasers refuse to consent to any such subsequent financing unless provided by them on terms approved by them or because the Company is required to provide additional consideration to such significant purchasers in exchange for their consent.

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

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

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

As of June 30, 2024, there were an aggregate of 1,106 shares of Series A-1 Preferred Stock outstanding. Pursuant to the terms of the Series A -2 Certificate of Designation, on May 30, 2024, the trading day immediately prior to the listing of the common stock on the Nasdaq Capital Market, the 2,411 then outstanding shares of Series A-2 Preferred Stock automatically converted into an aggregate of 275,576 shares of common stock. The Company filed a Certificate of Elimination with respect to the Series A-2 Certificate of Designation, pursuant to which, effective June 18, 2024, all matters set forth in the Series A-2 Certificate of Designation were eliminated from the Company’s Amended and Restated Certificate of Incorporation.

Common Stock

Voting Rights

Each holder of common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. The Company’s Charter and the Company’s Bylaws do not provide for cumulative voting rights. The holders of one-third of the stock issued and outstanding and entitled to

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

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

Common Stock Issued to Vendors for Services

On May 2, 2024, the Company issued 50,000 shares of common stock, as payment for financial consulting services.

Common Stock Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

				Weighted-
				Average
			Weighted-	Remaining
			Average	Contractual
	Number of	Exercise Price	Exercise	Term
	Shares	per Share	Price	(Years)
Warrants outstanding at January 1, 2024	2,542,655	$0.35 - $70.00	$6.89	4.43
Issued	—		—
Exercised	(8,400)		0.35
Expired	—		—
Warrants outstanding at June 30, 2024	2,534,255	$0.35 - $70.00	$6.91	3.93

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2024	61,587	$0.3500
Issued	726,344	0.0001
Exercised	—
Expired	—
Pre-funded warrants outstanding at June 30, 2024	787,931	$0.02745

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

At the 2023 Annual Meeting, the Company’s stockholders approved an amendment (the “2021 Plan Amendment”) to the Company’s 2021 Plan, increasing the number of the shares of common stock reserved for

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

issuance under the 2021 Plan from 125,045 shares to 743,106 shares. The Company’s Board of Directors had previously approved the 2021 Plan Amendment, subject to stockholder approval.

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

During the three months ended June 30, 2024, the Company issued options for 568,000 shares of common stock to employees, directors and consultants. The option vesting periods range from immediate to three years, have an exercise price of $6.50 and expire on the ten-year anniversary of the grant date.

The following table reflects share activity under the share option plans for the six months ended June 30, 2024:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-	Aggregate
		Average	Contractual	Average	Intrinsic
	Number of	Exercise	Term	Fair Value at	Value
	Shares	Price	(Years)	Grant Date	(in thousands)
Options outstanding at January 1, 2024	70,411	$63.07	7.28	$33.98
Exercised	—	—
Cancelled/Forfeited	(5,476)	70.00
Expired	—	—
Granted	568,000	6.50
Options outstanding at June 30, 2024	632,935	$12.24	9.68	$3.50
Options exercisable at June 30, 2024	203,846	$19.63	9.07		$39.76

Stock-based compensation is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$54	$49	$96	$119
Selling, general and administration	153	70	218	293
Total	$207	$119	$314	$412

Total compensation cost related to non-vested stock option awards not yet recognized as of June 30, 2024 was $2.3 million and will be recognized on a straight-line basis through the end of the vesting periods in June 2027. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

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

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2024	2023	2024	2023
Net loss - basic	$(3,099)	$(2,027)	$(4,795)	$(4,075)
Preferred stock dividends	—	—	(7,094)	—
Net loss - diluted	$(3,099)	$(2,027)	$(11,889)	$(4,075)

Weighted average shares outstanding - basic*	3,157,334	1,111,954	2,946,354	974,599
Weighted average shares outstanding - diluted*	3,157,334	1,111,954	2,946,354	974,599

Net loss per common share - basic*	$(0.98)	$(1.82)	$(1.63)	$(4.18)
Net loss per common share - diluted*	$(0.98)	$(1.82)	$(4.04)	$(4.18)
Dividend per common share	$-	$-	(2.41)	-

* reflects a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023

The following potentially dilutive securities were excluded from the computation of earnings per share as of June 30, 2024 and 2023 because their effects would be anti-dilutive:

	June 30,
	2024	2023
Common stock warrants	1,772,829	1,772,829
Assumed conversion of preferred stock	126,437	1,617,117
Stock options	632,935	78,489
Total	2,532,201	3,468,435

At June 30, 2024, the Company had 61,587 pre-funded warrants, 761,426 Class B Warrants and 726,344 Class C Warrants outstanding. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average shares issued	1,602,526	773,991	1,410,125	773,883
Weighted average pre-funded and penny warrants	1,554,808	337,963	1,536,229	200,716
Weighted average shares outstanding	3,157,334	1,111,954	2,946,354	974,599

11.  DEFINED CONTRIBUTION PENSION:

The Company operates a defined contribution pension scheme for its UK employees. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Pension cost is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$20	$22	$41	$44
Selling, general and administration	20	15	36	33
Total	$40	$37	$77	$77

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

12. FAIR VALUE MEASUREMENTS

The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value during the six months ended June 30, 2024:

(in thousands)	Warrant Liability
Balance at January 1,2024	$1,372
Fair value of warrant issued in Private Placement Offering	—
Total change in the liability included in earnings	(672)
Reclass from liability to equity	(700)
Balance at June 30, 2024	$—

The valuation of the warrants was determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, expected volatility, risk free interest rate and expected life of the instrument. Since our common stock was not publicly traded until February 2022 there has been insufficient volatility data available. Accordingly, we have used an expected volatility based on historical common stock volatility of our peers. The Company initially accounted for the warrants as derivative instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period. Upon the Company’s uplisting to the Nasdaq Capital Market on May 31, 2024 certain provisions within the warrant agreements were no longer in effect. As a result, the warrants are accounted for as an equity instrument with the balance of the derivative liability on May 31, 2024 being transferred to Additional Paid-In Capital.

The fair value of the common warrants at June 30, 2024 was determined by using an option pricing model assuming the following:

	May 30,	December 31
	2024	2023
Expected term (years)	4.05	4.46
Risk-free interest rate	4.55%	3.81%
Expected volatility	50.0%	50.0%
Expected dividend yield	0.0%	0.0%

Additionally, the Company had determined that the warrant liability was most appropriately classified within Level 3 of the fair-value hierarchy by evaluating each input for the option pricing models against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of the Company’s common stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of the Company’s stock over that term; annual rate of dividends; and the risk-free rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of SmartKem stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (ASC 820-10). The risk-free rate of return is a Level 2 input as defined in ASC 820-10, while the historical volatility is a Level 3 input as defined in ASC 820. Since the lowest level input is a Level 3, the Company determined the warrant liability was most appropriately classified within Level 3 of the fair value hierarchy.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2024 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, the fair values were determined using Level 3:

	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2023
Description
Liabilities:
Warrant liability	$—	$—	$1,372	$1,372
Total liabilities	$—	$—	$1,372	$1,372

13. SUBSEQUENT EVENTS:

Preferred Stock Conversions

Subsequent to June 30, 2024, the Company issued 28,572 shares of the Company’s common stock upon the conversion of 250 shares Series A-1 Preferred Stock.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity, and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q (this “Report”) that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “10-K”) in Item 1A under “Risk Factors” and the risks detailed from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). These forward-looking statements include, but are not limited to, statements about:

●	the implementation of our business model and strategic plans for our business, technologies and products;
●	the rate and degree of market acceptance of any of our products or organic semiconductor technology in
●	general, including changes due to the impact of (i) new semiconductor technologies, (ii) the performance of organic semiconductor technology, whether perceived or actual, relative to competing semiconductor materials, and (iii) the performance of our products, whether perceived or actual, compared to competing silicon-based and other products;
●	the timing and success of our, and our customers’, product releases;
●	our ability to develop new products and technologies;
●	our ability to comply with the continued listing requirements of Nasdaq
●	our estimates of our expenses, ongoing losses, future revenue and capital requirements, including our needs for additional financing;

●	our ability to obtain additional funds for our operations and our intended use of any such funds;
●	our ability to remain eligible on an over-the-counter quotation system;
●	our receipt and timing of any royalties, milestone payments or payments for products, under any current or future collaboration, license or other agreements or arrangements;
●	our ability to obtain and maintain intellectual property protection for our technologies and products and our ability to operate our business without infringing the intellectual property rights of others;
●	the strength and marketability of our intellectual property portfolio;
●	our dependence on current and future collaborators for developing, manufacturing or otherwise bringing our products to market;
●	the ability of our third-party supply and manufacturing partners to meet our current and future business needs;
●	our exposure to risks related to international operations;
●	our dependence on third-party fabrication facilities;
●	the impact of the COVID-19 pandemic and any future communicable disease outbreak on our business and operations;
●	our relationships with our executive officers, directors, and significant stockholders;

●	our expectations regarding our classification as a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”) in future periods;
●	our future financial performance;
●	the competitive landscape of our industry;
●	the impact of government regulation and developments relating to us, our competitors, or our industry; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our 10-K.

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

We develop our materials at our research and development facility in Manchester, UK, and provide prototyping services at the Centre for Process Innovation (“CPI”) at Sedgefield, UK. We have signed a technology transfer agreement (TTA) with the Industrial Technology Research Institute (“ITRI”) in Taiwan for product prototyping on its Gen2.5 fabrication line. We also have a field application office in Taiwan. We have an extensive IP portfolio including 125 granted patents across 19 patent families and 40 codified trade secrets.

Since our inception in 2009, we have devoted substantial resources to the research and development of materials and production processes for the manufacture of organic thin film transistors and the enhancement of our intellectual property.

Our loss before income taxes was $4.8 million and $4.1 million for the six months ended June 30, 2024 and 2023. As of June 30, 2024, our accumulated deficit was $107.0 million. Substantially all our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.

Results of Operations for the three and six months ended June 30, 2024

Three months ended June 30, 2024 compared with three months ended June 30, 2023

Revenue and Cost of revenue

We had revenue of $40.0 thousand and cost of revenue of $32.0 thousand in the three months ended June 30, 2024. We had revenue of $8.0 thousand and cost of revenue of $6.0 thousand in the same period of 2023. Both revenues and related cost of revenue for the three months ended June 30, 2024 and 2023 are a result of sales of OTFT backplanes and TRUFLEX® materials for customer assessment and development purposes.

Other operating income

Other operating income was $0.2 million in the three months ended June 30, 2024, compared to $0.2 million in the same period of 2023. The primary source of the income is related to a research grant and research and development tax credits.

Operating expenses

Operating expenses were $3.0 million for the three months ended June 30, 2024, compared to $2.5 million in the same period of 2023, an increase of $0.5 million.

Research and development expenses are incurred for the development of TRUFLEX® inks to make OTFT circuits and consist primarily of payroll and technical development costs. The research and development expenses represent 38.4% and 49.5% of the total operating expenses for the three months ended June 30, 2024 and 2023, respectively. Research and development expenses decreased $98 thousand for the three months ended June 30, 2024 compared to the same period for the prior year. This decrease is primarily related to lower personnel expenses due to a reduction in force in 2023 and additional personnel resignations in 2024, offset in part by higher technical service costs.

Selling, general and administrative expenses consist primarily of payroll and professional services such as accounting, legal services and investor relations. These expenses represent 61.0% and 52.2% of our total operating expenses for the three months ended June 30, 2024 and 2023, respectively. Selling, general and administrative expenses increased by $0.5 million for the three months ended June 30, 2024 compared to the same period for the prior year. This increase was primarily a result of an increase in personnel expenses related to salary increases and bonus payouts and professional service fees related to the NASDAQ uplisting.

Non-Operating income/(expense)

We recorded a loss of $81 thousand related to the valuation of the warrant liability for the three months ended June 30, 2024 compared to a gain of $3 thousand for the same period in 2023. We had transaction costs of $0.2 million related to a private placement financing for the three months ended June 30, 2023 with no similar costs in the same period of 2024. We recorded a loss on foreign currency transactions of $0.2 million for the three months ended June 30, 2024 compared to gain of $0.5 million in the same period on 2023.

Six months ended June 30, 2024 compared with six months ended June 30, 2023

Revenue and Cost of revenue

We had revenue of $40.0 thousand and cost of revenue of $32.0 thousand in the six months ended June 30, 2024. We had revenue of $24.0 thousand and cost of revenue of $22.0 thousand in the same period of 2023. Both revenues and related cost of revenue for the six months ended June 30, 2024 and 2023 are a result of sales of OTFT backplanes and TRUFLEX® materials for customer assessment and development purposes.

Other operating income

Other operating income was $0.4 million in the six months ended June 30, 2024 ended, compared to $0.4 million in the same period of 2023. The primary source of the income is related to a research grant and research and development tax credits.

Operating expenses

Operating expenses were $5.7 million for the six months ended June 30, 2024, compared to $5.4 million in the same period of 2023, an increase of $0.3 million.

Research and development expenses are incurred for the development of TRUFLEX® inks to make OTFT circuits and consist primarily of payroll and technical development costs. The research and development expenses represent 42.9% and 47.3% of the total operating expenses for the six months ended June 30, 2024 and 2023, respectively. Research and development expenses decreased $0.1 million for the six months ended June 30, 2024 compared to the same period for the prior year. This decrease is primarily related to lower personnel expenses due to a reduction in force in 2023 and additional personnel resignations in 2024, offset in part by higher technical service costs.

Selling, general and administrative expenses consist primarily of payroll and professional services such as accounting, legal services and investor relations. These expenses represent 56.5% and 51.4% of our total operating expenses for the six months ended June 30, 2024 and 2023, respectively. Selling, general and administrative expenses increased by $0.4 million for the six months ended June 30, 2024 compared to the same period for the prior year. This increase was primarily a result of an increase in personnel expenses related to salary increases and bonus payouts and professional service fees related to the NASDAQ uplisting.

Non-Operating income/(expense)

We recorded a gain of $0.7 million related to the valuation of the warrant liability for the six months ended June 30, 2024 compared to a gain of $3 thousand for the same period in 2023. We had transaction costs of $0.2 million related to a private placement financing for the six months ended June 30, 2023 with no similar costs in the same period of 2024. We recorded a loss on foreign currency transactions of $0.2 million for the three months ended June 30, 2024 compared to gain of $1.0 million in the same period on 2023.

Liquidity and Capital Resources

As of June 30, 2024, our cash and cash equivalents were $4.4 million compared with $8.8 million as of December 31, 2023. We believe this will not be sufficient to fund our operating expenses and capital expenditure requirements for the 12 months from the issuance of these financial statements and that we will require additional capital funding to continue our operations and research development activity. It is possible this period could be shortened if there are any significant increases in spending or more rapid progress of development programs than anticipated.

Our expected cash payments over the next twelve months include (a) $1.9 million to satisfy accounts payable and accrued expenses and (b) $0.2 million to satisfy the lease liabilities. Additional expected cash payments beyond the next twelve months include $16 thousand of lease liabilities.

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

Cash Flow from Operating Activities

Net cash used in operating activities was $4.4 million for the six months ended June 30, 2024, compared to $3.1 million for the six months ended June 30, 2023, an increase of $1.5 million. The increase is primarily related to the timing of payments made to vendors and the payout of bonuses.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and purchase commitments in the normal course of business for research and development facilities and services, communications infrastructure, and administrative services. We expect to fund these commitments from our cash balances and working capital.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, because of the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation of the financial statements for the first quarter of 2024 a material weakness in the Company’s internal control over financial reporting was identified relating to the complex financial reporting and accounting associated with the Consent, Conversion and Amendment Agreement the Company entered into on January 26, 2024, a non-cash item. None of the Company’s filed financial statements are impacted. The June 30, 2024 financial statements contained in this Form 10-Q reflect the appropriate accounting for this transaction and no prior financial statements were impacted.

Remediation

In connection with the preparation of its quarterly report for the three and six months ended June 30, 2024 management continues to implement measures designed to ensure that the control deficiency contributing to the material weakness is remediated, such that the controls are designed, implemented, and operating effectively.

While we believe that these actions will be sufficient to remediate the material weakness, it will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2024.

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

If we fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease and our ability to access the capital markets could be negatively impacted.

Our common stock is listed on The Nasdaq Capital Market. There can be no assurance that we will be able to continue to maintain compliance with the Nasdaq continued listing requirements, and if we are unable to maintain compliance with the continued listing requirements, including the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) and the minimum stockholders’ equity requirement of $2.5 million set forth in Nasdaq Listing Rule 5550(b)(1), our shares may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees, suppliers, customers and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security,” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common shares.

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

We have recognized recurring losses, and as of June 30, 2024, had an accumulated deficit of $107.0 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products. These efforts may be more costly than we expect, and we may not be able to generate revenue to offset our increased operating expenses. We expect our cash and cash equivalents of $4.4 million as of June 30, 2024 to be insufficient to meet our operating expenses and capital expenditure requirements for at least 12 months from the filing of this 10-Q. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to raise additional working capital through public or private equity or debt financings or other sources, which may include collaborations with third parties. There can be no assurance, however, that such financing will be available, on acceptable terms and conditions, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including our ability to generate significant revenue, the market demand for our products, the quality of product development efforts including potential joint collaborations, management of working capital, and the continuation of normal payment terms and conditions for purchase of services.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2024, we issued 50,000 shares of common stock to a consultant with a value of $48 thousand. Such issuances were exempt from registration under 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2024 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

Date: August 12, 2024

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ Barbra C. Keck
Name:	Barbra C. Keck
Title:	Chief Financial Officer
(Principal Financial Officer)