Form 10-Q
period 2024-09-30
SmartKem, Inc.
filed 2024-11-08
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 8, 2024, there were 1,780,472 of the registrant’s shares of common stock outstanding.

Item 1. Financial Statements

SMARTKEM, INC.

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,783	$8,836
Accounts receivable	—	268
Research and development tax credit receivable	1,163	610
Prepaid expenses and other current assets	804	811
Total current assets	3,750	10,525
Property, plant and equipment, net	353	455
Right-of-use assets, net	197	285
Other assets, non-current	6	7
Total assets	$4,306	$11,272

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,463	$1,178
Lease liabilities, current	165	230
Other current liabilities	367	360
Total current liabilities	1,995	1,768
Lease liabilities, non-current	31	19
Warrant liability	—	1,372
Total liabilities	2,026	3,159

Commitments and contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, 856 and 13,765 shares issued and outstanding, at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 1,780,472 and 889,668 shares issued and outstanding, at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	113,374	104,757
Accumulated other comprehensive loss	(1,297)	(1,578)
Accumulated deficit	(109,797)	(95,066)
Total stockholders' equity	2,280	8,113
Total liabilities and stockholders’ equity	$4,306	$11,272

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except number of shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$—	$3	$40	$27
Cost of revenue	—	1	32	23
Gross profit	—	2	8	4

Other operating income	287	257	725	695

Operating expenses
Research and development	1,504	1,568	3,938	4,104
Selling, general and administrative	1,578	1,268	4,784	4,025
(Gain)/loss on foreign currency transactions	43	118	75	186
Total operating expenses	3,125	2,954	8,797	8,315

Loss from operations	(2,838)	(2,695)	(8,064)	(7,616)

Non-operating income/(expense)
Gain/(loss) on foreign currency transactions	—	(787)	(249)	248
Transaction costs allocable to warrants	—	—	—	(198)
Change in fair value of the warrant liability	—	458	672	461
Interest income/(expense)	(4)	2	5	8
Total non-operating income/(expense)	(4)	(327)	428	519

Loss before income taxes	(2,842)	(3,022)	(7,636)	(7,097)
Income tax expense	—	—	(1)	—
Net loss	$(2,842)	$(3,022)	$(7,637)	$(7,097)

Net loss	$(2,842)	$(3,022)	$(7,637)	$(7,097)
Other comprehensive loss:
Foreign currency translation	125	850	281	(123)
Total comprehensive loss	$(2,717)	$(2,172)	$(7,356)	$(7,220)

Common share data:
Basic net loss per common share*	$(0.86)	$(1.78)	$(2.49)	$(5.82)
Diluted net loss per common share*	$(0.86)	$(1.78)	$(4.80)	$(5.82)
Dividend per common share	$—	$—	$(2.31)	$—

Weighted average number of basic shares outstanding*	3,308,975	1,701,166	3,068,110	1,219,450
Weighted average number of diluted shares outstanding*	3,308,975	1,701,166	3,068,110	1,219,450

* reflects a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common stock		Additional	Accumulated other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	equity
Balance at January 1, 2024	13,765	$—	889,668	$—	$104,757	$(1,578)	$(95,066)	$8,113
Stock-based compensation expense	—	—	—	—	107	—	—	107
Issuance of stock awards	—	—	3,400	—	21	—	—	21
Issuance of common stock to vendor	—	—	50,000	—	53	—	—	53
Conversion of Preferred stock into common stock	(3,817)	—	436,294	—	—	—	—	—
Exchange of Preferred stock into common stock warrants	(6,356)	—	—	—	—	—	—	—
Deemed dividend on extinguishment of Preferred stock	—	—	—	—	7,069	—	(7,094)	(25)
Cashless exercise of warrants into common stock	—	—	388	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(1,696)	(1,696)
Balance at March 31, 2024	3,592	$—	1,379,750	$—	$112,007	$(1,596)	$(103,856)	$6,555
Stock-based compensation expense	—	—	—	—	207	—	—	207
Issuance of common stock to vendor	—	—	50,000	—	48	—	—	48
Conversion of Preferred stock into common stock	(2,486)	—	284,150	—	—	—	—	—
Exercise of warrants into common stock	—	—	8,000	—	3	—	—	3
Fair value of warrants reclassified from liability to equity	—	—	—	—	700	—	—	700
Foreign currency translation adjustment	—	—	—	—	—	174	—	174
Net loss	—	—	—	—	—	—	(3,099)	(3,099)
Balance at June 30, 2024	1,106	$—	1,721,900	$—	$112,965	$(1,422)	$(106,955)	$4,588
Stock-based compensation expense	—	—	—	—	257	—	—	257
Issuance of common stock to vendor	—	—	30,000	—	152	—	—	152
Conversion of Preferred stock into common stock	(250)	—	28,572	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	—	(2,842)	(2,842)
Balance at September 30, 2024	856	$—	1,780,472	$—	$113,374	$(1,297)	$(109,797)	$2,280

SMARTKEM, INC.

Condensed Consolidated Statements of Stockholders’ Equity (continued)

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

SMARTKEM, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities:
Net loss	$(7,637)	$(7,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	194	122
Stock-based compensation expense	592	531
Issuance of common stock to vendor	253	55
Right-of-use asset amortization	201	197
Loss on foreign currency transactions	283	(66)
Transaction costs allocable to warrants	—	198
Change in fair value of the warrant liability	(672)	(461)
Change in operating assets and liabilities:
Accounts receivable	269	(24)
Research and development tax credit receivable	(499)	697
Prepaid expenses and other current assets	43	(159)
Other non-current assets	1	—
Accounts payable and accrued expenses	149	713
Lease liabilities	(166)	(201)
Income tax payable	—	(23)
Other current liabilities	(20)	(102)
Net cash used in operating activities	(7,009)	(5,620)

Cash flows from investing activities:
Purchases of property, plant and equipment	(75)	(12)
Net cash used by investing activities	(75)	(12)

Cash flow from financing activities:
Proceeds from the issuance of preferred stock in private placement	—	12,386
Proceeds from the issuance of warrants in private placement	—	1,763
Payment of issuance costs	—	(1,483)
Proceeds from the exercise of warrants	3	25
Net cash provided by financing activities	3	12,691

Effect of exchange rate changes on cash	28	(84)

Net change in cash	(7,053)	6,975

Cash, beginning of period	8,836	4,235
Cash, end of period	$1,783	$11,210

Supplemental disclosure of cash and non-cash investing and financing activities
Issuance of common shares for consulting services	$253	$55
Initial classification of fair value of warrants	$—	$1,837
Right-of-use asset and lease liability additions	$82	$50

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION, BUSINESS, GOING CONCERN AND BASIS OF PRESENTATION

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

Business

The Company is seeking to reshape the world of electronics with its disruptive organic thin-film transistors (“OTFTs”) that have the potential to revolutionize the display industry. The Company’s patented TRUFLEX® liquid semiconductor polymers are used to make a new type of transistor that can be used in a number of display technologies including next generation microLED displays. The Company’s inks enable low temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost displays that outperform existing technology. The Company develops its materials at its research and development facility in Manchester, UK and provides prototyping services at the Centre for Process Innovation (“CPI”) at Sedgefield, UK. The Company entered into a technology transfer agreement (TTA) with the Industrial Technology Research Institute (ITRI) in Taiwan for product prototyping on its Gen2.5 fabrication line and it also has a field application office in Taiwan. The Company has an extensive IP portfolio including 125 granted patents across 19 patent families and 40 codified trade secrets.

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

Going Concern

The Company has incurred continuing losses including net losses of $7.6 million for the nine months ended September 30, 2024. The Company’s cash as of September 30, 2024 was $1.8 million with net cash used in operating activities of $7.0 million for the nine months ended September 30, 2024. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products.

The Company expects that its cash and cash equivalents of $1.8 million as of September 30, 2024, will not be sufficient to fund its operating expenses and capital expenditure requirements for the 12 months from the issuance of these financial statements and that the Company will require additional capital funding to continue

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

its operations and research development activity thereafter. It is possible this period could be shortened if there are any significant increases in spending or more rapid progress of development programs than anticipated.

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

There is substantial doubt that the Company will be able to pay its obligations as they fall due, and this substantial doubt is not alleviated by management plans. The condensed consolidated financial statements as of September 30, 2024 have been prepared assuming that the Company will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2024 and may also be found on the Company’s website (www.smartkem.com). In these notes to the interim condensed consolidated financial statements the terms “us,” “we” or “our” refer to the Company and its consolidated subsidiaries.

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

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2024 and 2023; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures which will require companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). The pronouncement is effective for annual filings for the year ended December 31, 2024. The Company is still assessing the impact of the adoption of this standard.

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

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Prepaid insurance	$292	$274
Research grant receivable	20	160
Prepaid facility costs	230	101
VAT receivable	201	104
Prepaid software licenses	44	24
Prepaid professional service fees	—	68
Other receivable and other prepaid expenses	17	80
Total prepaid expenses and other current assets	$804	$811

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Plant and equipment	$1,662	$1,584
Furniture and fixtures	113	108
Computer hardware and software	104	24
	1,879	1,716
Less: Accumulated depreciation	(1,526)	(1,261)
Property, plant and equipment, net	$353	$455

Depreciation expense was $194.4 thousand and $121.7 thousand for the nine months ended September 30, 2024 and 2023, respectively and is classified as research and development expense.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Accounts payable - trade	$747	$355
Payroll liabilities	404	375
VAT payable	116	—
Accrued expenses – audit & accounting fees	—	182
Accrued expenses – technical fees	33	91
Accrued expenses – other	163	175
Total accounts payable and accrued expenses	$1,463	$1,178

6.    LEASES

The Company has operating leases consisting of office space, lab space and equipment with remaining lease terms of 1 to 3 years, subject to certain renewal options as applicable.

The Company is not the lessor in any lease agreement, and no related party transactions for lease arrangements have occurred.

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$58	$70	$193	$209
Short-term lease cost	5	—	11	7
Variable lease cost	—	53	—	118
Total lease cost	$63	$123	$204	$334

The total lease cost is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$58	$113	$193	$312
Selling, general and administrative	5	10	11	22
Total lease cost	$63	$123	$204	$334

Right of use lease assets and lease liabilities for the Company’s operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Assets
Right of use assets - Operating Leases	$197	$285
Total lease assets	$197	$285

Liabilities
Current liabilities:
Lease liability, current - Operating Leases	$165	$230
Noncurrent liabilities:
Lease liability, non-current - Operating Leases	31	19
Total lease liabilities	$196	$249

The Company had no right of use lease assets and lease liabilities for financing leases as of September 30, 2024 and December 31, 2023.

The table below presents certain information related to the cash flows for the Company’s operating leases for the periods ended:

	September 30,
(in thousands)	2024	2023
Operating cash outflows from operating leases	$166	$201
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right of use assets	$82	$50

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of the period ended:

September 30,
2024
Weighted average remaining lease term (in years) – operating leases	1.21
Weighted average discount rate – operating leases	9.39%

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

September 30,
(in thousands)	2024
2024	$123
2025	55
2026	23
2027	5
Total undiscounted lease payments	206
Less imputed interest	(10)
Total net lease liabilities	$196

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

Series A-1 Preferred Stock

On June 14, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware designating 18,000 shares out of the authorized but unissued shares of its preferred stock as Series A-1 Preferred Stock with a stated value of $1,000 per share (the “Series A-1 Certificate of Designation”). On January 29, 2024, the Company filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitation (the “Amended and Restated Series A-1 Certificate of Designation”) with the Secretary of State of Delaware designating 11,100 shares

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

of Series A-1 Preferred Stock The following is a summary of the principal amended and restated terms of the Series A-1 Preferred Stock as set forth in the Amended and Restated Series A-1 Certificate of Designation:

Dividends

The holders of Series A-1 Preferred Stock will be entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of common stock, when and if actually paid. In addition, in the event that on the 18th month anniversary of the Closing Date, the trailing 30-day VWAP (as defined in the Series A-1 Certificate of Designation) is less than the then-effective Series A-1 Conversion Price, the Series A-1 Preferred Stock will begin accruing dividends at the annual rate of 19.99% of the stated value thereof (the “Series A-1 Dividend”). The Series A-1 Dividend would be paid in cash, or, at the option of the Company, if certain equity conditions are met, in shares of common stock at a price per share equal to ninety percent (90%) of the trailing 10-day VWAP for the last 10 trading date prior to the date the Series A-1 Dividend is paid.

Voting Rights

The shares of Series A-1 Preferred Stock have no voting rights, except to the extent required by the Delaware General Corporation Law (the “DGCL”).

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

As of September 30, 2024, there were an aggregate of 856 shares of Series A-1 Preferred Stock outstanding. Pursuant to the terms of the Series A -2 Certificate of Designation, on May 30, 2024, the trading day immediately prior to the listing of the common stock on the Nasdaq Capital Market, the 2,411 then outstanding shares of Series A-2 Preferred Stock automatically converted into an aggregate of 275,576 shares of common stock. The Company filed a Certificate of Elimination with respect to the Series A-2 Certificate of Designation, pursuant to which, effective June 18, 2024, all matters set forth in the Series A-2 Certificate of Designation were eliminated from the Company’s Amended and Restated Certificate of Incorporation.

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

Common Stock Issued to Vendors for Services

On September 10, 2024, the Company issued 30,000 shares of common stock, as payment for consulting services.

Common Stock Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

				Weighted-
				Average
			Weighted-	Remaining
			Average	Contractual
	Number of	Exercise Price	Exercise	Term
	Shares	per Share	Price	(Years)
Warrants outstanding at January 1, 2024	2,542,655	$0.35 - $70.00	$6.89	4.43
Issued	—		—
Exercised	(8,400)		0.35
Expired	—		—
Warrants outstanding at September 30, 2024	2,534,255	$0.35 - $70.00	$6.91	3.67

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2024	61,587	$0.3500
Issued	726,344	0.0001
Exercised	—
Expired	—
Pre-funded warrants outstanding at September 30, 2024	787,931	$0.02745

9. SHARE-BASED COMPENSATION

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

The Company did not issue any options during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company issued options for 568,000 shares of common stock to employees, directors and consultants. The option vesting periods range from immediate to three years, have an exercise price of $6.50 and expire on the ten-year anniversary of the grant date.

The following table reflects share activity under the share option plans for the nine months ended September 30, 2024:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-	Aggregate
		Average	Contractual	Average	Intrinsic
	Number of	Exercise	Term	Fair Value at	Value
	Shares	Price	(Years)	Grant Date	(in thousands)
Options outstanding at January 1, 2024	70,411	$63.07	7.28	$33.98
Exercised	—	—
Cancelled/Forfeited	(5,865)	70.00
Expired	—	—
Granted	568,000	6.50
Options outstanding at September 30, 2024	632,546	$12.21	9.44	$3.48
Options exercisable at September 30, 2024	241,831	$18.49	8.92		$29.47

Stock-based compensation is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$79	$49	$175	$168
Selling, general and administration	178	70	396	363
Total	$257	$119	$571	$531

Total compensation cost related to non-vested stock option awards not yet recognized as of September 30, 2024 was $2.0 million and will be recognized on a straight-line basis through the end of the vesting periods in June 2027. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

10. NET LOSS PER COMMON SHARE

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

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2024	2023	2024	2023
Net loss - basic	$(2,842)	$(3,022)	$(7,637)	$(7,097)
Preferred stock dividends	—	—	(7,094)	—
Net loss - diluted	$(2,842)	$(3,022)	$(14,731)	$(7,097)

Weighted average shares outstanding - basic*	3,308,975	1,701,166	3,068,110	1,219,450
Weighted average shares outstanding - diluted*	3,308,975	1,701,166	3,068,110	1,219,450

Net loss per common share - basic*	$(0.86)	$(1.78)	$(2.49)	$(5.82)
Net loss per common share - diluted*	$(0.86)	$(1.78)	$(4.80)	$(5.82)
Dividend per common share	$-	$-	(2.31)	-

* reflects a one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023

The following potentially dilutive securities were excluded from the computation of earnings per share as of September 30, 2024 and 2023 because their effects would be anti-dilutive:

	September 30,
	2024	2023
Common stock warrants	1,772,829	1,772,829
Assumed conversion of preferred stock	97,866	1,586,258
Stock options	632,546	70,657
Total	2,503,241	3,429,744

At September 30, 2024, the Company had 61,587 pre-funded warrants, 761,426 Class B Warrants and 726,344 Class C Warrants outstanding. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average shares issued	1,759,618	868,619	1,527,473	805,808
Weighted average pre-funded and penny warrants	1,549,357	832,547	1,540,637	413,641
Weighted average shares outstanding	3,308,975	1,701,166	3,068,110	1,219,450

11.  DEFINED CONTRIBUTION PENSION

The Company operates a defined contribution pension scheme for its UK employees. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Pension cost is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$23	$23	$64	$67
Selling, general and administration	19	18	55	50
Total	$42	$41	$119	$117

SMARTKEM, INC.

Notes to Condensed Consolidated Financial Statements

12. FAIR VALUE MEASUREMENTS

The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value during the nine months ended September 30, 2024:

(in thousands)	Warrant Liability
Balance at January 1,2024	$1,372
Total change in the liability included in earnings	(672)
Reclass from liability to equity	(700)
Balance at September 30, 2024	$—

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

The fair value of the common warrants was determined by using an option pricing model assuming the following:

	May-24	December 31
	2024	2023
Expected term (years)	4.05	4.46
Risk-free interest rate	4.55%	3.81%
Expected volatility	50.0%	50.0%
Expected dividend yield	0.0%	0.0%

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

●	the timing and success of our, and our customers’, product releases;
●	our ability to develop new products and technologies;
●	our ability to comply with the continued listing requirements of Nasdaq;
●	our estimates of our expenses, ongoing losses, future revenue and capital requirements, including our needs for additional financing;

●	our ability to obtain additional funds for our operations and our intended use of any such funds;
●	our ability to remain eligible on an over-the-counter quotation system;
●	our receipt and timing of any royalties, milestone payments or payments for products, under any current or future collaboration, license or other agreements or arrangements;
●	our ability to obtain and maintain intellectual property protection for our technologies and products and our ability to operate our business without infringing the intellectual property rights of others;
●	the strength and marketability of our intellectual property portfolio;
●	our dependence on current and future collaborators for developing, manufacturing or otherwise bringing our products to market;
●	the ability of our third-party supply and manufacturing partners to meet our current and future business needs;
●	our exposure to risks related to international operations;
●	our dependence on third-party fabrication facilities;
●	the impact of the COVID-19 pandemic and any future communicable disease outbreak on our business and operations;
●	our relationships with our executive officers, directors, and significant stockholders;

●	our expectations regarding our classification as a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”) in future periods;
●	our future financial performance;
●	the competitive landscape of our industry;
●	the impact of government regulation and developments relating to us, our competitors, or our industry; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our 10-K.

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

Company Overview

We are seeking to reshape the world of electronics with our disruptive organic thin-film transistors (“OTFTs”) that have the potential to revolutionize the display industry. Our patented TRUFLEX® liquid semiconductor polymers are used to make a new type of transistor that can be used in a number of display technologies, including next generation microLED displays. Our inks enable low temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost displays that outperform existing technology.

We develop our materials at our research and development facility in Manchester, UK, and provide prototyping services at the Centre for Process Innovation (“CPI”) at Sedgefield, UK. We have entered into a technology transfer agreement (TTA) with the Industrial Technology Research Institute (“ITRI”) in Taiwan for product prototyping on its Gen2.5 fabrication line. We also have a field application office in Taiwan. We have an extensive IP portfolio including 125 granted patents across 19 patent families and 40 codified trade secrets.

Since our inception in 2009, we have devoted substantial resources to the research and development of materials and production processes for the manufacture of organic thin film transistors and the enhancement of our intellectual property.

Our loss before income taxes was $7.6 million and $7.1 million for the nine months ended September 30, 2024 and 2023. As of September 30, 2024, our accumulated deficit was $109.8 million. Substantially all our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.

Results of Operations for the three and nine months ended September 30, 2024

Three months ended September 30, 2024 compared with three months ended September 30, 2023

Revenue and Cost of revenue

We had no revenue or cost of revenue in the three months ended September 30, 2024. We had revenue of $3.0 thousand and cost of revenue of $1.0 thousand in the same period of 2023. Both revenues and related cost of revenue are a result of sales of OTFT backplanes and TRUFLEX® materials for customer assessment and development purposes.

Other operating income

Other operating income was $0.3 million in the three months ended September 30, 2024, compared to $0.3 million in the same period of 2023. The primary source of the income is related to a research grant and research and development tax credits.

Operating expenses

Operating expenses were $3.1 million for each of the three months ended September 30, 2024 and 2023.

Research and development expenses are incurred for the development of TRUFLEX® inks to make OTFT circuits and consist primarily of payroll and technical development costs. The research and development expenses represent 48.1% and 53.1% of the total operating expenses for the three months ended September 30, 2024 and 2023, respectively. Research and development expenses decreased $64 thousand for the three months ended September 30, 2024 compared to the same period for the prior year. This decrease is primarily related to lower personnel expenses, offset in part by higher technical service costs.

Selling, general and administrative expenses consist primarily of payroll and professional services such as accounting, legal services and investor relations. These expenses represent 50.5% and 42.9% of our total operating expenses for the three months ended September 30, 2024 and 2023, respectively. Selling, general and administrative expenses increased by $0.3 million for the three months ended September 30, 2024 compared to the same period for the prior year. This increase was primarily a result of an increase in personnel expenses as well as professional service fees primarily related to business development initiatives.

Non-Operating income/(expense)

We had a gain of $0.5 million for the three months ended September 30, 2023 related to the valuation of the warrant liability, with no similar gain in the same period of 2024. We recorded a loss on foreign currency of $0.8 million for the three months ended September 30, 2023, with no similar loss in the same period of 2024.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

Revenue and Cost of revenue

We had revenue of $40.0 thousand and cost of revenue of $32.0 thousand in the nine months ended September 30, 2024. We had revenue of $27.0 thousand and cost of revenue of $23.0 thousand in the same period of 2023. Both revenues and related cost of revenue for the nine months ended September 30, 2024 and 2023 are a result of sales of OTFT backplanes and TRUFLEX® materials for customer assessment and development purposes.

Other operating income

Other operating income was $0.7 million in the nine months ended September 30, 2024 , compared to $0.7 million in the same period of 2023. The primary source of the income is related to a research grant and research and development tax credits.

Operating expenses

Operating expenses were $8.8 million for the nine months ended September 30, 2024, compared to $8.3 million in the same period of 2023, an increase of $0.5 million.

Research and development expenses are incurred for the development of TRUFLEX® inks to make OTFT circuits and consist primarily of payroll and technical development costs. The research and development expenses represent 44.8% and 49.4% of the total operating expenses for the nine months ended September 30, 2024 and 2023, respectively. Research and development expenses decreased $0.1 million for the nine months ended September 30, 2024 compared to the same period for the prior year. This decrease is primarily related to lower personnel expenses, offset in part by higher technical service costs.

Selling, general and administrative expenses consist primarily of payroll and professional services such as accounting, legal services and investor relations. These expenses represent 54.4% and 48.4% of our total operating expenses for the nine months ended September 30, 2024 and 2023, respectively. Selling, general and administrative expenses increased by $0.8 million for the nine months ended September 30, 2024 compared to the same period for the prior year. This increase was primarily a result of an increase in personnel expenses as well as professional service fees primarily related to the NASDAQ uplisting and business development initiatives.

Non-Operating income/(expense)

We recorded a gain of $0.7 million related to the valuation of the warrant liability for the nine months ended September 30, 2024 compared to a gain of $0.5 million for the same period in 2023. We had transaction costs of $0.2 million related to a private placement financing for the nine months ended September 30, 2023 with no similar costs in the same period of 2024. We recorded a loss on foreign currency transactions of $0.2 million for the nine months ended September 30, 2024 compared to gain of $0.2 million in the same period in 2023.

Liquidity and Capital Resources

As of September 30, 2024, our cash and cash equivalents were $1.8 million compared with $8.8 million as of December 31, 2023. We believe this will not be sufficient to fund our operating expenses and capital expenditure requirements for the 12 months from the issuance of these financial statements and that we will require additional capital funding to continue our operations and research development activity. It is possible this period could be shortened if there are any significant increases in spending or more rapid progress of development programs than anticipated.

Our expected cash payments over the next twelve months include (a) $1.6 million to satisfy accounts payable and accrued expenses and (b) $0.2 million to satisfy the lease liabilities. Additional expected cash payments beyond the next twelve months include $31 thousand of lease liabilities.

Our future viability is dependent on our ability to raise additional capital to fund our operations. We will need to obtain additional funds to satisfy our operational needs and to fund our sales and marketing efforts, research and development expenditures, and business development activities. Until such time, if ever, as we can generate sufficient cash through revenue, management’s plans are to finance our working capital requirements through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution. If we borrow money, the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations. If we enter into a collaboration, strategic alliance or other similar arrangement, we may be forced to give up valuable rights. There can be no assurance however that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services. If we are unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows for operations, then we will need to raise additional funding.

Cash Flow from Operating Activities

Net cash used in operating activities was $7.0 million for the nine months ended September 30, 2024, compared to $5.6 million for the nine months ended September 30, 2023, an increase of $1.4 million. The increase is related to the payout of bonuses and payments made related to the NASDAQ uplisting and business development initiatives.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, because of the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation of the financial statements for the first quarter of 2024 a material weakness in the Company’s internal control over financial reporting was identified relating to the complex financial reporting and accounting associated with the Consent, Conversion and Amendment Agreement the Company entered into on January 26, 2024, a non-cash item. None of the Company’s filed financial statements are impacted. The September 30, 2024 financial statements contained in this Form 10-Q reflect the appropriate accounting for this transaction and no prior financial statements were impacted.

Remediation

In connection with the preparation of its quarterly report for the three and nine months ended September 30, 2024 management continues to implement measures designed to ensure that the control deficiency contributing to the material weakness is remediated, such that the controls are designed, implemented, and operating effectively.

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

We have recognized recurring losses, and as of September 30, 2024, had an accumulated deficit of $109.8 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products. These efforts may be more costly than we expect, and we may not be able to generate revenue to offset our increased operating expenses. We expect our cash and cash equivalents of $1.8 million as of September 30, 2024 to be insufficient to meet our operating expenses and capital expenditure requirements for at least 12 months from the filing of this 10-Q. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 10, 2024, we issued 30,000 shares of common stock to a consultant with a value of $152.4 thousand. Such issuances were exempt from registration under 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2024 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

2.1 *

Share Exchange Agreement, dated as of February 23, 2021, among the Registrant, SmartKem Limited and the shareholders of SmartKem Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

3.1

Amended and Restated Certificate of Incorporation of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on

August 12, 2024)

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.1*†	Joint Development Agreement, dated July 26, 2024, by and between SmartKem Limited and Shanghai Chip Foundation Semiconductor Technology Co., Ltd.

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: November 8, 2024

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ Barbra C. Keck
Name:	Barbra C. Keck
Title:	Chief Financial Officer
(Principal Financial Officer)