Form 10-K
period 2024-12-31
SmartKem, Inc.
filed 2025-03-31
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-42115

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

Securities registered pursuant to Section 12(g) of the Act: None.

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price on The Nasdaq Capital Market of $5.735 per share, was $9,705,409 as of June 30, 2024.

As of March 26, 2025 there were 3,620,217 shares of the registrant’s common stock outstanding.

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

DLT – Digital Lithography Technology

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

PEN – PolyEthylene Naphthalate

PET – PolyEthylene Terephthalate

POR – Process of Record

PV – PassiVation layer

SAM – Self-Assembled Monolayer

SRL – Sputter Resistant Layer

TAC – Cellulose TriACetate

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

These forward-looking statements include, but are not limited to, statements about:

●	the implementation of our business model and strategic plans for our business, technologies and products;
●	the rate and degree of market acceptance of any of our products or organic semiconductor technology in general, including changes due to the impact of (i) new semiconductor technologies, including MicroLED technology, (ii) the performance of organic semiconductor technology, whether perceived or actual, relative to competing semiconductor materials, and (iii) the performance of our products, whether perceived or actual, compared to competing silicon-based and other products;
●	the timing and success of our and our customers’ product releases;
●	our ability to develop new products and technologies;
●	our ability to meet management goals;
●	our estimates of our expenses, ongoing losses, future revenue and capital requirements, including our needs for additional financing;
●	our ability to obtain additional funds for our operations and our intended use of any such funds;
●	our ability to maintain compliance with the continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”);
●	our receipt and timing of any royalties, milestone payments or payments for products, under any current or future collaboration, license or other agreements or arrangements;
●	our ability to obtain and maintain intellectual property protection for our technologies and products and our ability to operate our business without infringing the intellectual property rights of others;
●	the strength and marketability of our intellectual property portfolio;
●	our dependence on current and future collaborators for developing, manufacturing or otherwise bringing our products to market;
●	the ability of our third-party supply and manufacturing partners to meet our current and future business needs;
●	our exposure to risks related to international operations;
●	our dependence on third-party fabrication facilities;
●	our relationships with our executive officers, directors, and significant stockholders;
●	our expectations regarding our classification as a “smaller reporting company,” as defined under the

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

Overview

We are seeking to change the world of electronics with a new class of transistor developed using our proprietary advanced semiconductor materials that we believe has the potential to revolutionize the display industry. Our TRUFLEX® semiconductor polymers enable low temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost, high-performance displays. Our semiconductor platform can be used in a range of display technologies including MicroLED, miniLED and AMOLED, as well as in applications in advanced chip packaging, sensors, and logic.

We design and develop our materials at our research and development facility in Manchester, UK and provide prototyping services at the Centre for Process Innovation (“CPI”) in Sedgefield, UK. We also operate a field application office in Hsinchu, Taiwan, close to our collaboration partner, The Industrial Technology Research Institute of Taiwan (“ITRI”). With our collaboration partners, we are developing a commercial-scale production process and EDA tools for our materials to demonstrate the commercial viability of manufacturing a new generation of displays using our materials. We have an extensive IP portfolio including 138 granted patents across 17 patent families, 16 pending patents and 40 codified trade secrets.

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

TFTs are a type of FET that can be processed on large area flat surfaces to make display screen backplanes, digital/analog electronics, and sensor arrays for a wide range of consumer and industrial applications. The manufacturing of silicon-based electronics either in wafer or thin-film form, such as a-Si on glass, requires a high temperature process (approximately 300°C). Because most polymer substrates melt or degrade at these high temperatures, TFTs are mainly manufactured on special glass that can withstand such high temperatures resulting in the production of mainly rigid products.

Our OTFT technology comprises predominantly organic materials (such as polymers and organic small molecules) that can be solution coated at low temperature (as low as 80°C) using existing manufacturing infrastructure onto a wide range of low-cost plastic substrates, as well as onto traditional substrate materials. The similarity in the coefficient of thermal expansion between the substrate and our TRUFLEX® materials permits production of robust, bendable/flexible and lightweight devices. Our OTFT performance, as measured by charge mobility, exceeds a-Si performance by a factor of four, which we believe offers product designers a significant extension of capability, by enabling them to transform flat, bulky objects into lightweight, robust, and flexible products that we expect will appeal to consumers. Our device stability under positive and negative thermal bias stress testing (60°C for 1 hour at +/-30V) achieves <2V change in threshold voltage even without device encapsulation. The current driving ability of the short channel OTFT devices has been shown to be able to drive mini and MicroLED displays at >100,000 nits making the technology attractive for use in emissive display applications. Our recent demonstration of monolithic integration (OTFT backplane processed on top of GaN mini/microLED arrays) proved the viability of using a monolithic manufacturing process that is more efficient than existing manufacturing techniques.

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

Polymeric plastic substrates, such as PET, PEN, TAC and COC have relatively low glass transition temperatures (Tg) in the range of 100°C to 200°C. Using these plastics at temperatures above this level causes significant distortion and, in some instances, may even result in melting or thermal breakdown of the polymer. Our OTFTs can be processed at temperatures as low as 80°C, enabling the use of polymer substrates that are optically clear, flexible and less expensive than glass or temperature resistant polymers. In addition, short duration processing at low temperature results in significant energy savings. Also, plastics do not have the same risk of shattering as glass and therefore less strengthening around the edge of large area plastic-based devices is necessary, such as the use of aluminum frames to support torsional rigidity in glass substrates. Plastics can also be processed in very thin sheets (tens of microns) which saves space within the final product, allowing for increased battery capacity. Thin plastic substrates also enable the device to conform very easily to non-planar surfaces such as the human body which makes them well suited for wearable sensors and display devices. Thin plastic sheets are also conformable, allowing electronics to be formed around irregular surfaces, for example, curved pillars in buildings.

Our unique materials set comprising BL, SAM, OSC, OGI, SRL and PV inks can be deposited using standard coating techniques such as spin-coating which is widely used for the lithography processes used in TFT manufacturing. As a result, our OTFT process is intended to be integrated into existing manufacturing lines using standard industrial techniques without the need for additional large capital investment. Furthermore, the solubility of our inks enables customers to digitally print the features of the OTFT device, which we believe may be attractive to potential customers seeking to lower manufacturing costs.

Advantages of Our TRUFLEX® Technology

The most widespread display backplane technology currently in use is a-Si which is principally used in the manufacture of LCDs. More recent developments in inorganic semiconductors include the use of the metal oxide IGZO for backplanes for large area OLED TVs and LTPS for high resolution cellphones.  Inorganic TFTs are fabricated using high temperatures for the plasma-enhanced chemical vapor deposition (PECVD) SiNx (often exceeding 300°C). They therefore require high-cost, temperature resistant polymers (e.g., polyimide) substrates, especially if they are to be used to manufacture plastic-based screens. All inorganic TFTs can be subject to damage on bending and require additional product engineering for protection during bending to prevent failure of the display. This adds to the overall cost of production of a bendable or foldable device.

We believe that our ability to employ TRUFLEX® materials at temperatures as low as 80°C will enable manufacturers to use low-cost plastic substrates and the polymeric nature of our materials will allow the transistors to be truly flexible. We believe that robust and lightweight display screens, which are capable of being curved, flexed or folded to tight bend radii, would enable manufacturers of mobile devices to create products more tailored to customer demand and that our TRUFLEX® OTFTs are well suited for this application. Our materials are organic and polymer-like and hence can withstand the mechanical strains experienced in severe bending such as a fold of a display. In addition, the substrate does not require the degree of protection from the edges as glass displays do, which can eliminate the weight and cost associated with aluminum frames. Low temperature processing enables a wider range of plastic substrates to be used, allowing properties such as optical clarity to be optimized.

Our low-temperature OTFTs also permit them to be poured on top of other display elements, such as a MicroLED array, since the low process temperature would not damage the emissive components. We believe this ability to pattern the backplane on top of other components could lead to alternative display or sensor design configurations with advantages such as higher aperture ratio. We also believe that our ability to build the backplane in-situ over the MicroLED array (the ‘chip-first’ approach) — which would eliminate the critical front and backplane hybridization step — has the potential to increase the yield of the display fabrication process while also reducing manufacturing cost. The small size of MicroLEDs (normally under 100 microns and evolving down to <20 microns) and tight pixel pitches make it challenging to ensure each MicroLED aligns perfectly with the corresponding pixel driver on the backplane. Electrical connection of the MicroLEDs on top of the display backplane requires the use of eutectic bonds through a metal junction containing at least one low melting point metal. Deposition and patterning of the low melting point metal for the bumping process typically uses thermal evaporation and lift-off processes, which are not typically used in display backplane fabs, therefore creating uncertainty over the scale up of this approach. Our chip-first integration route makes use of high precision and well-established photolithography processing and/or dry etching to form vias through one of our dielectric layers and then a metal contact is deposited through the via to connect to the MicroLED pads. The metallization process uses sputtering, photolithography and wet etching, all of these are scalable techniques used in current display manufacturing.

The difficulty of manufacturing MicroLEDs with existing technology has led to delays in the rollout of the MicroLED displays. For example, in March 2024, Apple Inc. reported that it had cancelled its project to develop MicroLED displays in-house for wearable devices, including the Apple Watch. Because a number of development projects were delayed, scaled back or postponed in the wake of Apple’s action, media reports speculated that Apple’s setback might affect continued development of MicroLED technology. However, development of MicroLED technology has continued at a rapid pace with Samsung Electronics Co., Ltd.’s (“Samsung”) “The Wall” being a prominent example of a commercially available MicroLED display, while Sony Group Corporation (“Sony”) also produces MicroLED video walls and cinema screens. Additional global display manufacturers who continue to pioneer MicroLED display technology include LG Corporation (“LG”), AUO Corporation (“AUO”) and BOE Technology Group Co., Ltd. and it is widely acknowledged that next generation displays will inevitably migrate to MicroLED technology due to its higher brightness and resolution.

Products and Services

We have developed in-house the materials necessary to fabricate high-performance OTFT devices, other than the contact metals and substrates on which those materials are deposited. We supply our products as a set of stable liquid inks, with each ink forming separate layers of the device. Each of the inks forming these layers has been carefully designed to result in the device performance and electrical stability specified by the customer. We supply the ink set with a detailed process of record (“POR”) for making the desired device. In addition to supplying our OTFT stack materials as a package, prospective customers also evaluate the use of our range of interlayer materials as single layers in new and existing chip and display products (in so-called advanced semiconductor packaging). The interlayer materials are being tested as redistribution layers, pixel definition layers, permanent resists and organic dielectric layers due to their favorable processability, patternability, planarity and other properties of our materials when compared with existing materials. During 2023, we began developing a range of customized dielectric inks for customers’ advanced electronics packaging applications.

Products have been scaled up for formulated ink supply to customers in package sizes ranging from 100ml to several liters, all supplied from our Manchester facility. These are supplied with a certificate of analysis (CoA) and POR, alongside device and design consultancy to ensure successful technology transfer.

We intend to offer foundry services to customers who wish to have electronic circuits manufactured for them, with the choice of two facilities, depending on the application size and quantity. Through our current agreement, expiring on March 31, 2025, with the United Kingdom’s CPI, we have access to a 300mm x 300mm foundry that we use for creating prototypes for evaluation by potential customers. In 2022, we began process characterization using a maskless aligner at CPI to reduce the time from CAD layout to prototype for new designs. Additionally, in partnership with ITRI, we have successfully demonstrated the direct patterning of one of our interlayer dielectric materials using digital lithography technology (“DLT”). In 2023, we entered into a transfer technology agreement with ITRI pursuant to which ITRI is developing Gen 2.5 scale (370mm x 470mm) commercial manufacturing processes for a range of our OTFT materials. The goal of our agreement with ITRI is to develop robust commercial scale manufacturing processes that will enable potential customers to develop prototypes on ITRI’s Gen2.5 line using our OTFT technology before transferring the manufacturing process to their own lines or to a third-party foundry, including ITRI. We believe that the successful development of commercial manufacturing processes and their validation on ITRI’s equipment will help to accelerate the adoption of our materials technology and process concepts by display manufacturers. During 2024, we continued to develop the process of establishing the fabrication of our OTFT-based devices, including by conducting the set-up of the recipes for the individual device layers.

We do not have the in-house capability to produce our flexible transistors at commercial scale and intend to partner with existing foundries to provide us with the ability to meet full production orders for customers that do not have their own facilities. We use product prototyping services to demonstrate applications enabled by OTFT to prospective customers. This allows potential customers to evaluate physical samples of our materials prior to committing to final design and long-term supply agreements.

During 2023, we announced the successful creation of the first monolithic MicroLED display using OTFTs, which was the result of our collaboration with Prof. Xiaojun Guo’s group at Shanghai Jiao Tong University, China. This breakthrough was published in November 2023 in the peer-reviewed journal, Nature Communications. In 2024 we showed the first flexible samples of MicroLEDs using our chip-first approach at the International Meeting on Information Display (IMID). We believe that this new method of processing our thin-film transistor backplane on top of Gallium Nitride LEDs has the potential to accelerate the commercialization of MicroLED displays by demonstrating the ability to efficiently manufacture MicroLED displays by simplifying the process of connecting transistors to LEDs. Consumer electronics companies are actively developing MicroLED displays because such displays promise higher brightness, lower power consumption and longer lifetime than current display technology. The existing manufacturing processes for creating MicroLED displays use physical transfer of LEDs from the wafer upon which they are manufactured to the TFT display backplane, where they must be laser welded to the contact pad of the transistor to make an electrical connection. Because millions of tiny LEDs need to be transferred from one place to another and welded into place, error rates from misplacement reduce the efficiency of these processes leading to significant and costly rework and low yields.

Our low temperature process makes it possible for OTFT transistors to be processed directly on top of the MicroLEDs. This “chip first” approach eliminates the mass transfer and laser welding process, and the fabrication of OTFTs can use existing low-cost manufacturing tools currently used for LCD backplane manufacturing. We believe that the improvements available through the adoption of our process will be particularly important for portable powered displays such as smartwatches and AR/VR displays which cannot readily accommodate large, heavy batteries.

Market Opportunity

The main market for our technology is in the display industry. According to Omdia, the global display market size is forecast to exceed 200 million square meters of area in 2025, with over 75% of this in the TV and public display segments. The overall global display market was estimated at around $150 billion in 2024.  Advances in display technology focus on improving image quality and power consumption and the development of new form factors, such as flexible/foldable or curved displays.

MicroLED technology is a focus of leading OEMs because it offers higher brightness, better energy efficiency and longer lifespans compared to traditional displays. MicroLED Technology is being targeted at a range of applications including premium TV, commercial signage and automotive applications.  Markets and Markets Research Pvt. Ltd. projects that the MicroLED market will grow from $592 million in 2021 to over $21 billion by 2027—a 81.5% compound annual growth rate (CAGR). According to a research report from Grand View Research, Inc., 34% of MicroLED revenue in 2023 came from the 3,000 to 5,000 pixel per inch segment (smartphones, smartwatches and VR devices) while the greater than 5,000 pixel per inch segment is expected to grow at a 79% CAGR from 2024 to 2030, driven by rising demand for high-resolution displays in AR/VR headsets like Apple’s Vision Pro and the Meta Quest Pro. The Business Research Private Ltd. reported that it expects the smartwatch market to grow from $91.01 billion in 2024 to $106 billion in 2025, a 17% CAGR. In addition, Maximize Market Research PVT. Ltd. has reported that the automotive display market was valued at 8.4 billion in 2023, and that total automotive display revenue is expected to grow at a CAGR of 18.26 % from 2024 to 2030, reaching nearly $27.2 billion by 2030. We believe that our technology can offer single or complete materials sets and novel process and architecture solutions (e.g., chip-first for OTFT backplanes) for most display segments.

Our proprietary TRUFLEX® organic materials set enable customers to make backlight units and direct emissive displays that are both flexible and capable of driving stable currents, combined with the benefits of low temperature processing. Recently, several manufacturers have launched TVs with mini-LED backlight units, and a number of companies are developing a new generation of direct emission MicroLED displays (including Samsung, with ‘The Wall’ offering unparalleled brightness and visual clarity, Sony, LG and AUO), flexible OLED displays, and transparent OLED displays. These new formats are supported by a variety of different backplanes using tiled versions of existing technologies or PCB backplanes. We believe that our TRUFLEX® materials can be used to provide active-matrix transistor arrays that can address these new product categories using low-cost, flexible substrates.

Our customized inks can be made with low viscosity, low processing temperatures and without the use of hazardous solvents. In addition, our organic inks offer low film stress and shrinkage/warpage versus many established materials.

We believe there are other markets in which our materials may offer advantages. For example, we believe that our OTFTs are suitable for applications where a relatively low number of transistors are required over a wide area such as chemical/biological sensors or distributed logic circuits. We believe the growth in Internet of Things (IoT) devices also offer opportunities for low cost, mass manufacturable, printable logic devices, as can be made possible by our technology platform. We believe that our strategy of targeting low cost of prototyping and an ability to rapidly transition from design to device will help drive the development of these technologies with our customers.

Commercialization Strategy

Our commercialization strategy rests on three pillars: continuous improvement of our polymer materials, development of EDA tools, and development of robust commercial manufacturing processes.

We intend to seek to work with leading display makers, end users and chip packaging players to undertake joint validation programs and support, through a structured technology transfer process and the development of a scalable manufacturing capability with our partners. In the case of advanced semiconductor packaging dielectrics, we intend to seek to partner with equipment companies – who have well-established channels to the outsourced semiconductor assembly and test (OSAT) customers in Asia - formulating ink specific to the workstation design (e.g., for inkjet printing). Initial volumes of inks will come from our Manchester materials technology center and later we expect to establish one or more accredited materials manufacturing plants that will supply our client base.

Continued Development of Our Materials

We design and develop our materials at our research and development facility in Manchester, UK, where we respond to customer inquiries and anticipate market trends. In response to requests from potential customers, our chemistry team has focused on the development of a range of specialized dielectric polymer interlayers. Additional specialty dielectric polymer formulations are being designed for use in advanced mobile communications operating at frequencies in excess of 5GigaHz (5G applications and beyond). Interlayer inks are also being provided to potential customers for evaluation across a wide range of advanced electronics packaging applications. We believe that our knowledge base and experience in the design and characterization of OTFTs gives us the ability to respond rapidly to customer preferences and emerging market trends.

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

We believe that the development of proprietary EDA tools that permit customers to efficiently design circuits using our processes and materials is an important requirement for our commercial success. We have entered into a four-year collaboration with Flexible Integrated Circuits S.L. (FlexiIC) with the aim of configuring open-source or low-cost paid for EDA tools for our OTFTs.

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

While we can provide prototype foundry services for potential customers through our access to CPI and ITRI we do not have the capability to provide commercial-scale foundry services. We believe that many customers will produce circuits using our OTFT materials either directly or through their existing third-party foundry arrangements, including ITRI. Accordingly, we believe the development of robust commercial manufacturing processes that use existing foundry equipment and that can be easily transferred to commercial foundries is an important part of our commercialization strategy.

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

2025 Management Goals

Our management has established a number of 2025 operational goals for our company in furtherance of our efforts to commercialize our products:

●	Commence development work on a rollable, transparent MicroLED display with our partner, AUO – commenced in January 2025;
●	Complete the first sale of our TRUFLEX® materials to Chip Foundation under the terms of our co-development agreement – completed in January 2025;
●	Extend our technology transfer agreement with RiTdisplay to transfer our OTFT process from ITRI to RiTdisplay’s Gen2.5 line;
●	Enter into a joint development agreement for a “chip-first” MicroLED display;
●	Enter into additional collaboration and/or co-development agreements that further advance our technology toward commercialization; and
●	Produce a demonstration of a MicroLED display using our OFT technology.

These goals are primarily aspirational in nature and may be subject to modification, alteration or elimination as a result of a number of factors, such as changes in market trends, access to capital, changes in potential customer preferences, performance by our collaboration partners, and technological developments, many of which are out of our control.  There can be no assurance that we will achieve the goals described above or that our achievement of those goals will result in the successful commercialization of our products.  Accordingly, investors are cautioned not to place undue reliance on these goals in making an investment decision about our company.  For additional information, see “Cautionary Note on Forward-Looking Statements” and “Risk Factors” elsewhere in this report.

Sales and Marketing

The majority of our target customers are large consumer electronics companies based in Asia (Taiwan, South Korea, Japan and China) that already own or have access to display backplane manufacturing lines and engage in large scale production of display products for TV or mobile/tablet markets using a-Si process lines. Many of these target companies are already seeking to develop MicroLED technology.  We believe that these customers are seeking to create novel, higher added value electronics products that cannot be manufactured using a-Si glass backplanes. We believe display manufacturers will be attracted to our TRUFLEX® technology which would enable them to create novel, plastic-based products with improved robustness, higher flexibility and lighter weight using their existing production lines. The same region is also a source of new inquiries for evaluation of use of our unique dielectrics in the advanced chip packaging sector.

We have a direct sales force consisting of two employees located in Taiwan, assisted by two technology transfer engineers, and sales representation in China. Our technical specialists and senior management team also play an active role in promotional events and engage with strategic partners in Asia. We believe that our initial customers will be located in Taiwan, South Korea, Japan and China but we are also directly working with OEMs located in North America, Europe and elsewhere in Asia who have the ability to require their suppliers to use our materials. Our sales team is supported for new program delivery by engineers and product specialists located the materials technology center in Manchester, our ITRI production validation facility in Taiwan and our prototyping and development site in Sedgefield. We anticipate building up our sales and marketing resources through a mixture of new in-house and specialist agencies.

Our marketing efforts include attendance at significant industry trade shows (including in 2024: the IMID, the International Conference on Flexible and Printed Electronics (ICFPE), the PlayNitride MicroLED Technology Forum, SEMICON Taiwan and MicroLED Connect) at which we demonstrate the capabilities of our TRUFLEX® technology and respond to requests for proposals and other inquiries from potential customers. We publish technical papers that explain our products and technology to inform and engage with potential customers. We have also entered into several joint development agreements to demonstrate the capabilities of our materials and to show the feasibility of utilizing our products in specific applications. In addition, we make presentations at trade events to showcase our technology and familiarize potential customers with the value we believe our technology adds to various applications. We also publish press releases and other announcements relating to our technical capabilities or achievements and include product information and related technical materials on our website.

We expect that the time between the identification of a potential customer and the receipt of a purchase order or agreement for the sale of our products will be relatively long. In certain instances, a potential customer may contact us seeking a generic sample of our materials for evaluation. In other instances, a customer may come to us with specific performance specifications and inquire about our ability to provide products meeting their specifications after which we provide samples of materials or specific data for evaluation. After the initial evaluation, the prospective customer may request a prototype of a specific design as proof-of-concept. We fabricate prototypes using the foundry access we have through our existing arrangements with CPI in the UK (for smaller sizes) and ITRI in Taiwan (for Gen 2.5). A significant proportion of all work done during this phase of our sales cycle would be done at our expense, with customers making a contribution in some cases.

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

Research and Development

Our research and development efforts have focused on ensuring that we have a broad, future-proofed portfolio of best-in-class organic semiconductor materials that are patent protected.  Some critical OTFT device parameters include:

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

Since 2023, our chemistry team has switched its focus from the development of organic semiconductors to the development of a range of specialized photoimageable dielectric polymers. Some of these dielectric materials are intended for use in the display industry as redistribution layers, passivation layers, MicroLED interlayers and as pixel definition layers. In response to requests from potential customers, we have also directed our efforts to the development of customized dielectric materials to be used in the field of Advanced Electronics packaging. Some of the technical challenges facing the development of these dielectrics include tuning interfacial adhesion between a broad range of different interlayers including polymer-to-polymer, polymer-to- metal and polymer-to-silicon interfaces. Another important aspect of the development of novel dielectric inks for advanced packaging applications is the need for them to be capable of being deposited using a range of coating /printing techniques, including use in additive printing such as industrial ink jet printing.

Once new dielectric materials have been characterized, our materials development team customizes the formulations and process parameters to allow integration into the fabrication processes at CPI. This team establishes the BKMs for each material and generates an understanding of the parameters that can influence the performance. Customers frequently request detailed materials data packages for our customized dielectric materials which once approved by them should enable them to quickly process our polymer inks at their in-house facilities. At any given time, our dielectric inks are under evaluation by a number of potential end users. Initial work is also being done to scale up routes and identify potential supply chains for our materials in anticipation of customer needs.

The generation of fabrication processes and the integration of new materials is carried out at CPI under the direction of our Chief Technology Officer. The toolsets at this site provide a rapid feedback loop between our chemistry R&D and industry relevant device performance data sets. Additionally, the equipment sets can be used to generate demonstrator OTFT backplane devices on plastic, OTFT driven displays, sensors or circuits and a wide range of other device prototypes. Technology transfer to customers’ pilot lines can also be supported by this team and they can help to diagnose and rectify process problems. Process engineers also travel to customers’ sites to assist technology transfer alongside our field application engineering team in Taiwan. Through this work, we believe we have developed a novel method for integration of OTFT backplanes and MicroLED devices. We believe this process is feasible due to the low temperature processing of OTFT. We believe that the use of higher temperature materials, such as a-Si, LTPS and IGZO, would damage the LED devices. As a result, current practice is to attach the MicroLEDs after the backplane is fabricated. Using our process, we have demonstrated active-matrix backplanes driving MicroLEDs using OTFT at high brightness (>100,000 nits). We have sought patent protection for our processes. In addition, the Company has successfully integrated OTFT and OLED (AMOLED) in a 200ppi display. We are working to integrate our process into the ITRI facility in Taiwan at Gen 2.5 scale, which should permit commercial-scale processing compared with CPI at a lower defectivity. The ITRI line running our OTFT process is located close to a number of our current and potential future customers and is expected to simplify the process of transferring the technology into manufacturing.

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

We have entered into a framework services agreement with CPI Innovation Services Limited (“CPIIS”), the commercial trading company for CPI, pursuant to which we purchase services consisting primarily of access to CPI process equipment required for fabrication as well as access to CPI staff with specific skills, to the extent required, at specified costs, including a minimum annual spending requirement. We have 11 employees at the CPI facility who operate or support operations and OTFT developments using the CPI equipment on our behalf. Pursuant to the terms of this agreement, we utilize an online booking system to book equipment for immediate use, subject to availability. For critical equipment that other CPI customers may seek to use, we may book up to two weeks in advance to guarantee availability. CPIIS has agreed to use its reasonable commercial endeavors to supply the requested services.

The current agreement with CPIIS expires on March 31, 2025 but has been extended until May 31, 2025 as described in the next paragraph.  The agreement may be terminated by either party in the event of a breach by the other party. We also lease space at CPI’s facility in Sedgefield, England.

CPIIS is in the process of reviewing the operation of the clean room facility used by Smartkem and is seeking to reduce the facility’s operating costs by, among other things, consolidating its clean rooms and seeking to pass more of its operating costs to users including us. On March 28, 2025, we entered into an agreement with CPIIS pursuant to which the term of the current CPIIS agreement was extended until May 31, 2025.  We intend to use the extension period to complete negotiations with CPIIS regarding a longer-term agreement.  Under the terms of the extension, we have agreed to an increase in our share of the costs of the CPI facility and to increased minimum usage obligations during the extension period.  We expect that any longer-term agreement with CPIIS will require us to bear additional costs.  If we are unable to reach a new agreement with CPIIS on terms that are satisfactory to us, we intend to find an alternative facility. We believe that there are adequate alternative sites available at which we could conduct our prototyping operations.  In the event that we decide to move our prototyping operation to an alternative facility, we believe that the move would take between two and nine months, depending on equipment availability and any required facility modifications, during which time we would incur additional costs to prepare the new facility and install any necessary equipment. In such event, we intend to schedule our prototyping activities to minimize any disruption to those operations and would use ITRI’s prototyping line as an interim facility for such work.

Collaboration Agreements

In October 2021, we entered into a joint development agreement with RiTdisplay, a Taiwan based developer of displays. Under this agreement the two parties are collaborating on the production of a full color demonstration AMOLED display. In 2023, we entered into a technology transfer agreement with RiTdisplay commencing a joint project to develop the world’s first commercially ready active-matrix OLED display using OTFT technology. If successful, we believe the project with RiTdisplay will result in the development of the world’s first commercially ready active-matrix OLED display using OTFT technology.  In 2025, we entered into a memorandum of understanding with RiTdisplay for the extension of our existing technology transfer agreement which, when finalized, will include the integration of our OTFT process on to RiTdisplay’s Gen 2.5 Pilot Line which will enable us to provide product prototyping of the world's first commercially ready AMOLED display using OTFT technology on a commercial Gen2.5 OTFT product manufacturing line at RiTdisplay’s existing state-of-the-art facility in Hsinchu, Taiwan. The memorandum of understanding is non-binding and there can be no assurance as to whether or when a definitive agreement will be executed by the parties or as to the ultimate terms of any such agreement.

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

In July 2023, we entered into a three-year technical services agreement with ITRI. Pursuant to this technical services agreement, ITRI is developing Gen 2.5 scale (370mm x 470mm) commercial manufacturing processes for a range of our OTFT materials. The goal of our agreement with ITRI is to develop robust commercial scale manufacturing processes that will enable potential customers to develop prototypes on ITRI’s Gen2.5 line using our OTFT technology before transferring the manufacturing process to their own lines or to a third-party foundry, including ITRI. We believe that the successful development of commercial manufacturing processes will help to accelerate the adoption of our technology by display manufacturers in Taiwan and other areas of Asia. We have two employees supporting this work in Taiwan in addition to support from our staff in the UK.

In February 2024, we entered into a joint development agreement with Tianma Microelectronics, Co, Ltd. to integrate our organic thin-film transistor technology with Tianma’s oxide transistors to develop OTFT-based microarray biochips.

Also in February 2024, we entered into a collaboration agreement with FlexiIC to develop low-cost, rapid turnaround custom circuits using organic transistor technology. A few months later we signed a multi-year agreement with FlexiIC to develop a new generation of CMOS for smart sensors.

In March 2024, we entered into a technology collaboration agreement with ITRI to enable product prototyping on ITRI's Gen 2.5 equipment using our technology.

In September 2024, we entered into a joint development agreement with Chip Foundation to co-develop a new generation of MicroLED backlight technology for Liquid Crystal Displays.

In November 2024, we partnered with AUO to develop a new generation of rollable, transparent MicroLED displays using our technology.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain intellectual property protection for our active organic semiconductors, formulated OSC and passive dielectric interlayer inks, processes and know-how that collectively comprise our TRUFLEX® technology, to operate without infringing the proprietary rights of third parties, and to prevent others from infringing our proprietary rights. Over the past 11 years, we have been building and are continuing to build the intellectual property portfolio relating to our TRUFLEX® technology. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, and technological innovation to develop and maintain our proprietary position. We cannot be certain that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

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

We believe that we are a technology leader in the design, development, and production of active and passive electronic materials for use in organic electronic applications. Excluding licensed-in IP, our patent portfolio comprises 17 patent families with 138 granted patents, 16 pending patents and 40 codified trade secrets. Our patents cover the active organic semiconductor materials, passive interlayer formulations, and deposition processes comprising our TRUFLEX® technology. We also have numerous patent claims and pending patent applications covering a variety of electronic devices including a novel dual gate application that enables enhanced Vto control and recent applications include MicroLED devices and improved processes. Because our patent portfolio covers all material aspects of our TRUFLEX® technology, we believe we have strong protection for our technology and a competitive advantage over potential competitors who may seek to duplicate our ability to create flexible transistors.

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

Manufacturing and Supply

We obtain strategic intermediates and final products from multiple sources who produce our active semiconductor materials to our specifications. Our TRUFLEX® materials fall into two main categories, “active” organic semiconductor materials and “passive” interlayer materials. Our active materials generally require high levels of process and product control, and therefore these are synthesized from start to end by us or a third party that has met certain certification requirements and then formulated by us into organic semiconductor inks. We validate active components internally before use. Our passive interlayers inks use a range of commercially available intermediates, formulated to our specifications to meet differing end-use performance parameters depending on the intended use. Our active and passive inks are proprietary to us.

We synthesize the active materials either internally or using third-party suppliers that meet specific certification requirements. The raw materials used to produce the formulated passive interlayers are purchased from multiple suppliers and tested and validated internally before use. The passive and active interlayer inks are presently manufactured internally in our formulation facility located in Manchester in the U.K. We are also evaluating a base layer material manufactured on a larger scale by a third-party contractor. Initial results have been promising, and we are continuing our testing and evaluation.

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

Government Regulation

In addition to customer specific requirements for safety health and the environment, our formulated materials may also be subject to government regulation during their use in the country of device manufacture and from regulations covering the materials in the finished device. These could include the toxicity (potential for Carcinogenicity, Mutagenicity, and Teratogenicity) and restrictions from the environmental protection agencies in the countries of manufacture.

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

To the extent our products are or become subject to U.K. export controls and regulations, these regulations may limit the export of our products and technology, and provision of our services outside of the U.K., or may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. In addition, various countries regulate the importation of certain products through import permitting and licensing requirements and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products and technology and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. Complying with export control and sanctions laws may be time-consuming and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology may have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we are found to be in violation of U.K. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Export or import laws or sanctions policies are subject to rapid change and have been the subject of recent U.K. and non-U.K. government actions. Changes in export or import laws or sanctions policies may adversely impact our operations, delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products and technology to certain countries, regions, governments, persons, or entities altogether, which could adversely affect our business, financial condition and results of operations.

Employees

As of December 31, 2024, we had 27 full-time employees and two part-time employees of which 23 are based in the United Kingdom. We believe that our scientists and technical experts are significant assets of our business, and we value and support hiring exceptional talent to further develop our TRUFLEX® technology and drive our business growth.

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

Summary of Risk Factors

●	We have a history of losses, anticipate continued operating losses in the future, and may not be able to achieve or maintain profitability. If we cannot achieve or maintain profitability, stockholders could lose all or part of their investment.
●	Our quarterly results of operations are likely to vary from period to period, which could cause the market price of our common stock to fluctuate or decline.
●	We may not be able to develop technologies and products to satisfy changes in customer demand or industry standards, and our competitors could develop products that decrease the demand for our products.
●	If MicroLED technology is not widely adopted by display manufacturers, our business would be harmed.
●	We compete in highly competitive markets characterized by rapid technological changes, and existing and new companies may introduce products that compete with ours, which may adversely affect our business and operating results.
●	If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell our existing or future products - or generate product revenue.
●	We rely on access to third-party facilities for prototyping and commercial process development and expect to enter into arrangements with third parties to fabricate our products at commercial scale. The loss of access to a third-party facility, or our inability to enter into agreements with third-party fabricators could have a material adverse effect on our business development.
●	Because we will depend on third-party fabricators to manufacture products for us, we will be susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales, income and customers.
●	We rely on our management team and other key employees and will need additional personnel to grow our business. The loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.
●	Any failure by us to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
●	We incur significant costs as a result of operating as a public company.
●	If we fail to maintain effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business or share price.
●	An active trading market for our common stock may not develop or be sustained, which may make it difficult for investors to sell shares of our common stock and may make it difficult for us to raise capital.
●	If our common stock were to be delisted from Nasdaq due to our failure to meet all applicable Nasdaq listing requirements the market liquidity of our common stock would be adversely affected, the market price of our common stock could decrease and our ability to access the capital markets could be negatively impacted.
●	We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.

Risks Related to our Business and the Industry in Which We Operate

We have a history of losses, anticipate continued operating losses in the future, and may not be able to achieve or maintain profitability. If we cannot achieve or maintain profitability, stockholders could lose all or part of their investment.

Since our inception, we have generated substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of December 31, 2024, we had an accumulated deficit of $114.6 million. For the years ended December 31, 2024 and December 31, 2023 our total comprehensive loss was $9.9 million and $9.6 million, respectively. We expect our operating losses to continue for the foreseeable future as we continue to invest in our infrastructure and research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to generate revenue to offset our increased operating expenses. If we are unable to generate substantial revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern and will likely require additional capital to support our business and objectives.

We have incurred recurring losses since inception and, as of December 31, 2024, had an accumulated deficit of $114.6 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products, and it is possible we will never achieve profitability.

These efforts may be more costly than we expect, and we may not be able to generate revenue to offset our increased operating expenses. We expect our cash and cash equivalents of $7.1 million as of December 31, 2024 to be insufficient to meet our operating expenses and capital expenditure requirements for at least 12 months from the filing of this Form 10-K. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional working capital through public or private equity or debt financings or other sources, which may include collaborations with third parties. There can be no assurance, however, that such financing will be available, on acceptable terms and conditions, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including our ability to generate significant revenue, the market demand for our products, the quality of product development efforts including potential joint collaborations, management of working capital, and the continuation of normal payment terms and conditions for purchase of services.

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

We have not sold our products at commercial scale. Our principal focus has been on research and development activities to improve our technology and make our product offerings more attractive to potential customers. These projects are subject to various risks and uncertainties we are not able to control, including changes in customer demand or industry standards and the introduction of new or superior technologies by others. Moreover, any failure by us in the future to develop new technologies or timely reaction to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of our market share to our competitors. In addition, products or technologies developed by others may render our products or technologies obsolete or non-competitive. Further, if our products are not in compliance with prevailing industry standards, such non-compliance could materially and adversely affect our financial condition, cash flows and results of operations.

If MicroLED technology is not widely adopted by display manufacturers, our business would be harmed.

A significant share of our growth is dependent on the adoption by display manufacturers of MicroLED technology. To date, MicroLED technology has not achieved widespread adoption because of the complexity and high cost of manufacturing MicroLED displays using existing materials, device architecture and processes.  Given the high cost of manufacturing (resulting in approximately $100,000 sales price for a large high-definition display screen), it is unlikely that MicroLED technology will be adopted for use in consumer products unless significant efficiencies and fundamental process changes in the manufacturing of MicroLED displays occur.  For example, in 2024 Apple Inc. abandoned a project to manufacture its own MicroLED displays for its Apple Watch products.  While we believe our technology, including its use in chip-first architectures, has the potential to make manufacturing of MicroLED displays more efficient and cheaper, our technology has not been utilized commercially and there can be no assurance that our technology will reduce the cost and improve the efficiency of manufacturing MicroLEDs to the point where display manufacturers can profitably price  MicroLED displays for mass market consumption.  In addition, even if our technology achieves its goals, there may be technical delays in implementing our technology that could affect the willingness of display manufacturers to manufacture MicroLEDs at commercial scale or could affect the timing and extent of such manufacturing.

It is also possible that, despite the advantages of MicroLED displays, other technologies that, while not having all of benefits of MicroLEDs, are less expensive or easier to manufacture, will emerge and be adopted by display manufacturers for similar applications.

If the market for MicroLED technology does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed.

We participate in highly competitive markets characterized by rapid technological changes, and existing and new companies may introduce products that compete with ours, which may adversely affect our business and operating results.

The markets in which we participate are highly competitive. We expect competition to intensify in the future as existing competitors and new market entrants introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and the loss of market share, any of which could seriously harm our business, financial condition, and results of operations. Additionally, our competitors may develop technology that would make ours non-competitive or obsolete. If we do not keep pace with product and technology advances and otherwise keep our product offerings competitive, there could be a material and adverse effect on our competitive position, revenue and prospects for growth. Many of our existing competitors, have, and some of our potential competitors could have, substantial competitive advantages such as:

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

We rely on access to third-party facilities for prototyping and commercial process development and expect to enter into arrangements with third parties to fabricate our products at commercial scale. The loss of access to a third-party facility, or our inability to enter into agreements with third-party fabricators could have a material adverse effect on our business development.

We do not have our own prototyping or fabrication facilities, and we rely on CPI for access to its facility for fabrication of prototypes and demonstration products. We also rely on access to ITRI’s facilities for the development of commercial processes for the future commercial manufacturing of our products.  The current agreement with CPIIS expires on March 31, 2025, but has been extended as described below. CPIIS is in the process of reviewing the operation of the clean room facility used by Smartkem and is seeking to reduce the facility’s operating costs by, among other things, consolidating its clean rooms and seeking to pass more of its operating costs to users including us. On March 28, 2025, we entered into an agreement with CPIIS pursuant to which the term of the current CPIIS agreement was extended until May 31, 2025.  We intend to use the extension period to complete negotiations with CPIIS regarding a longer-term agreement.  Under the terms of the extension, we have agreed to an increase in our share of the costs of the CPI facility and to increased minimum usage obligations during the extension period.  We expect that any longer-term agreement with CPIIS will require us to bear additional costs.  If we are unable to reach a new agreement with CPIIS on terms that are satisfactory to us, we intend to find an alternative facility. We believe that there are adequate alternative sites available at which we could conduct our prototyping operations.  In the event that we decide to move our prototyping operation to an alternative facility, we believe that the move would take between two and nine months, depending on equipment availability and any required facility modifications, during which time we would incur additional costs to prepare the new facility and install any necessary equipment. In such event, we intend to schedule our prototyping activities to minimize any disruption to those operations and would use ITRI’s prototyping line as an interim facility for such work.

If we are unable to obtain access to another prototyping facility on similar terms to our arrangements with CPI, our business would be materially and adversely affected.  We have approximately 11 employees located at CPI.  Even if we are able to locate a suitable replacement  facility on acceptable terms, we cannot assure investors that the key employees at CPI would accept positions at a new facility, particularly if it is located remotely from the CPI facility.  Even if we locate a suitable replacement facility, it is possible that our ability to engage in product development, prototyping of demonstration products and process improvement activities may be significantly delayed as a result of the relocation of those functions.

If we lost access to ITRI’s fabrication facility, our ability to co-develop commercial scale manufacturing processes could also be significantly delayed until such time as we found a suitable replacement facility and completed the transfer of technology and know-how from ITRI to another fabricator.  Accordingly, the loss of access to ITRI’s facility could delay our commercialization efforts.

We expect to enter into arrangements with third-party fabricators to produce products for customer demonstration and for commercial product sale, other than for our formulated materials. The third-party fabricators are often located in Asia but could also be in the United States. No assurance can be given that we will be able to negotiate agreements with third-party fabricators on terms that are acceptable to us. Third-party fabricators may not have the ability to provide us with access to adequate capacity for our needs and our customers’ needs. We will also have less control over delivery schedules and overall support compared to competitors who have commercial fabrication operations. If the fabricators we use are unable or unwilling to manufacture our products in our required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative fabricators. This qualification process could typically take three to six months, and we may not find sufficient capacity in a timely manner or at an acceptable cost to satisfy our production requirements. Some companies that supply products to our customers are similarly dependent on a limited number of suppliers. These other companies’ products may represent important components of the displays into which our products are designed. If these companies are unable to produce the volumes demanded by our customers, our customers may be forced to slow down or halt production on the equipment for which our products are designed, which could materially impact our order levels and our results of operations.

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

We expect to rely on third-party fabricators to manufacture products containing our proprietary inks for certain of our future customers. Our reliance on these third-party fabricators reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply and timing. Any manufacturing disruption by these third-party fabricators could severely impair our ability to fulfill orders. Our reliance on third-party fabricators also creates the potential for infringement or misappropriation of our intellectual property. If we are unable to manage our relationships with third-party fabricators effectively, or if our third-party fabricators experience delays or disruptions for any reason, increased manufacturing lead-times, capacity constraints or quality control problems in their fabrication operations, or if they otherwise fail to meet our future requirements for timely delivery, our ability to ship products to our customers would be severely impaired, and our business and results of operations would be seriously harmed.

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

Certain of our partners, including ITRI, are located in Taiwan. In addition, we expect that many of our potential customers will be located in Taiwan. From time to time, Taiwan has been impacted by significant seismic activity in the area, including earthquakes and related aftershocks, and it is expected that similar events will happen in the future. Because of the relatively small size of Taiwan and the proximity of our partners and future customers to each other, earthquakes, tsunamis, fires, floods, other natural disasters, epidemics such as the COVID-19 outbreak, political unrest or war, including as a result of current tensions with China, labor strikes or work stoppages could simultaneously affect our partners’ production capability, our ability to supply our customers, and our customers’ ability to produce products incorporating our technology. As a result, we may be subject to unanticipated costs and delays that could have a material adverse effect on our business, financial condition and results of operations.

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

Public health crises, such as pandemics, epidemics, or widespread outbreaks of infectious disease, have had, and could in the future have, an adverse effect on our business, financial condition and results of operations.

The occurrence of pandemics, epidemics, or widespread outbreaks of infectious diseases, as well as the imposition of related public health measures and travel and business restrictions or other actions that may be taken by governmental authorities in an effort to contain such pandemics, epidemics or outbreaks, have had, and could in the future have, a material adverse effect on our business. For example, the COVID-19 global pandemic adversely impacted us by disrupting our operations and increasing our costs as a result of, among other things, measures to address the health and safety of our employees, government work from home directives, quarantines, worker absenteeism as a result of illness, social distancing and travel restrictions that prevented face to face meetings with joint development partners, prospects and suppliers.  Future pandemics and similar events could  materially increase our costs, severely negatively impact business development and commercialization, net income, and other results of operations, and impact our liquidity position. The duration of any such impacts cannot be predicted, and such impacts may also have the effect of heightening many of the other material risks we face.

Disruptions in global supply chains have impacted, and may in the future, impact, our business, results of operations and financial condition.

An interruption within our supply chain may increase costs or otherwise impact our business, results of operations and financial condition. For example,  the COVID-19 pandemic adversely impacted our operations and those of our customers, contract manufacturers, suppliers and logistics providers. At the same time, the global silicon semiconductor industry experienced a shortage in supply and difficulties in ability to meet customer demand and led to an increase in lead-times of the production of semiconductor chips and components. From 2020 - 2023, we experienced disruption to parts of our semiconductor supply chain, including procuring necessary components and inputs, such as wafers and substrates, in a timely fashion, with suppliers increasing lead times or placing products on allocation and raising prices. We also incurred higher costs to secure available inventory or had extended our purchase commitments or placed non-cancellable orders with suppliers, which introduced inventory risk if our forecasts and assumptions were inaccurate. The degree to which the future pandemics and similar events ultimately impact our business and results of operations will depend on future developments beyond our control.

We are subject to risks associated with international sales and operations.

We have operations in the United Kingdom and Asia and expect that most of our sales revenue will result from sales to customers in Asia. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including:

●	fluctuations in U.S. dollar/U.K. pound value arising from transactions denominated in foreign currencies and the translation of certain foreign currency subsidiaries balances;
●	difficulties in staffing and managing multinational operations;
●	adverse changes in economic and political conditions resulting from political instability, acts of terrorism, armed conflict, social unrest, and other circumstances impacting countries in which we or our customers operate, including as a result of any escalation of the current tensions between Taiwan and China;
●	limitations on our ability to enforce legal rights and remedies;
●	restrictions on the repatriation of funds;
●	changes in trade policies, laws, regulations, political leadership and environment, and/or security risks;
●	tariff regulations;
●	difficulties in obtaining export and import licenses and compliance with export/import controls and regulations;
●	the risk of government-financed competition;
●	compliance with a variety of international laws as well as U.K. regulations, rules and practices affecting the activities of companies abroad; and
●	difficulties in managing and staffing international operations and the required infrastructure costs, including legal, tax, accounting, and information technology.

In addition, we have small teams that are engaged in marketing, selling and supporting our products internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining international employees, particularly managers and other members of our international sales team, we may experience difficulties in sales productivity in, or market penetration of, foreign markets. We may enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor and reseller relationships with our international channel partners or recruit additional channel partners, our future success in these international markets could be limited.

We are subject to economic, political and other risks that could have a materially adverse effect on our business, financial condition and results of operations.

Our operations and our financial results, including our ability to execute our business strategy, can be adversely affected by changes in global economic conditions as well as the potential impacts of geopolitical uncertainties and international conflicts.

We have operations in the United Kingdom and Asia and certain of our partners, including ITRI, are located in Taiwan. In addition, we expect that many of our potential customers will be located in Taiwan. As a result, the escalation of tensions between Taiwan and China could lead to embargoes, blockades, trade sanctions, military invasion and other risks that could significantly affect political or economic conditions in Taiwan.  Any of these events could significantly disrupt our business operations and those of our partners and prospective customers, which would have a material adverse effect our business. Moreover, other conflicts around the world, including the Ukraine-Russia war and the conflict in the Middle East could escalate and expand, which in turn could negatively impact the global economy and financial markets. It is not possible to predict the broader consequences of these conflicts, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability and cost of materials, supplies, labor, currency exchange rates and financial markets, all of which could negatively impact our business, financial condition and results of operations.

In addition, recently there has been a significant increase in the imposition of tariffs and other trade restrictions around the world.  In many cases, the imposition of tariffs or other trade restrictions have resulted in retaliatory actions by governments in the affected countries. Uncertainty surrounding the length, severity, scope and timing of these trade actions may disrupt trade throughout the world which could result in the inability or unwillingness of customers to purchase our products.  The escalation or broadening of these trade actions could also significantly increase our costs or make it more difficult for us to sell our products, which could materially and adversely affect our business.

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

As a public company, we incur significant legal, accounting and other expenses. For example, we are subject to the information and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, Nasdaq listing requirements and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. Among other things, we are required to:

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

In connection with our preparation of our financial statements for the second quarter of 2023, a material weakness in our internal control over financial reporting was identified relating to the complex financial reporting and accounting associated with our private placement that closed in June of 2023.  a non-cash item. None of our filed financial statements were impacted. Management implemented measures designed to ensure that the control deficiency contributing to the material weakness was remediated, such that the controls are designed, implemented, and operating effectively. The remediation actions included the enhancement of control activity evidence, improvement of management review controls, and recording of the fair value of the warrant liability.

In connection with the preparation of our financial statements for the first quarter of 2024, a material weakness in our internal control over financial reporting was identified relating to the complex financial reporting and accounting associated with the Consent, Conversion and Amendment Agreement we entered into on January 26, 2024, a non-cash item. None of the Company’s filed financial statements were impacted. Management implemented measures designed to ensure that the control deficiency contributing to the material weakness was remediated, such that the controls are designed, implemented, and operating effectively. The remediation actions included the implementation of an additional step in the valuation process used to work with external consultants to review all equity-related activity and events that may have occurred since the prior fair value calculations were performed. Additionally, the Company’s move to Nasdaq has facilitated a change in its approach to the stock price input used in its fair value models. Rather than using a calculated stock price in these models, the Company now uses the quoted stock price thereby reducing subjectivity and judgment in the fair value models and equity-based compensation calculations.

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15(e) under the Exchange Act, as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024. See “Item 9A Controls and Procedures.”

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

If we fail to meet all applicable Nasdaq listing requirements our common stock would be subject to delisting from Nasdaq which could negatively affect the trading price of our common stock, reduce the  liquidity of our common stock and restrict our ability to access the capital markets.

Our common stock is listed on The Nasdaq Capital Market. We must satisfy the continued listing requirements of Nasdaq to maintain the listing of our common stock on The Nasdaq Capital Market.

On November 15, 2024, we  received a letter (the “Letter”) from the Listing Qualifications Department of Nasdaq indicating that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, under Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”), because our stockholders’ equity of $2.3 million as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2024 was below the required minimum of $2.5 million, and because, as of November 15, 2024, we did not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Pursuant to the Letter, Nasdaq gave us 45 calendar days, or until December 30, 2024, to submit to Nasdaq a plan to regain compliance. As a result of the closing of the December 2025 Offering (as defined below), our stockholders’ equity increased above the $2.5 million requirement, and Nasdaq informed us that we were not required to submit a plan to regain compliance.

There can be no assurance that we will be able to maintain compliance with the Nasdaq continued listing requirements, and if we are unable to maintain compliance with the continued listing requirements, including the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) and the Minimum Stockholders’ Equity Requirement, our shares may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock.

In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees, suppliers, customers and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security,” and we would be subject to regulation in each state in which we offer our securities. Delisting can also lead a termination that our common stock is stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

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

Our executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own 62.1% of our common stock. As a result, these stockholders, acting together have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly impact the management and affairs of our company. The interests of these stockholders may not be the same as or may even conflict with your interests. The concentration of ownership might decrease the market price of our common stock by:

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

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

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

We have designed our business applications and hosting services to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We engage a third-party consultant to assist us with our cybersecurity risk management framework, including the monitoring and detection of cybersecurity threats and responding to any cybersecurity threats or incidents. .  Our third-party consultant team is managed by our Chief Financial Officer who reports to the Audit Committee at the board level, as appropriate.

As of December 31, 2024, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

Item 2. Properties

Our headquarters are located in Manchester, England, where we lease approximately 10,000 square feet of commercial space for research and development, engineering, testing and corporate offices pursuant to a lease that expires in April 2025. We also have a leased office in Hsinchu City Taiwan where we lease approximately 1,000 square feet of office space pursuant to a lease which expires in July 2025. We use the CPI facility in Sedgefield, England for virtually all of our fabrication activities. In addition, we lease office space at CPI pursuant to a license of office space which expires on March 31, 2026 and two offices at NetPark, Sedgefield pursuant to leases which expire in January and August 2027. CPIIS is in the process of reviewing the operation of the clean room facility used by Smartkem and is seeking to reduce the facility’s operating costs by, among other things, consolidating its clean rooms and seeking to pass more of its operating costs to users including us. On March 28, 2025, we entered into an agreement with CPIIS pursuant to which the term of the current CPIIS agreement was extended until May 31, 2025. We intend to use the extension period to complete negotiations with CPIIS regarding a longer-term agreement. Under the terms of the extension, we have agreed to an increase in our share of the costs of the CPI facility and to increased minimum usage obligations during the extension period. We expect that any longer-term agreement with CPIIS will require us to bear additional costs. If we are unable to reach a new agreement with CPIIS on terms that are satisfactory to us, we intend to find an alternative facility. We believe that there are adequate alternative sites available at which we could conduct our prototyping operations. In the event that we decide to move our prototyping operation to an alternative facility, we believe that the move would take between two and nine months, depending on equipment availability and any required facility modifications, during which time we would incur additional costs to prepare the new facility and install any necessary equipment. In such event, we intend to schedule our prototyping activities to minimize any disruption to those operations and would use ITRI’s prototyping line as an interim facility for such work.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities

Market Information

Our common stock has been trading on the Nasdaq Stock Market LLC under the symbol “SMTK” since May 31, 2024.

Holders of Record

As of March 26, 2025, there were 3,620,217 shares of our common stock outstanding which were held by 215 stockholders of record as reported by our transfer agent. This number does not include beneficial owners whose shares are held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Overview

We are seeking to change the world of electronics with a new class of transistor developed using our proprietary advanced semiconductor materials that we believe has the potential to revolutionize the display industry. Our TRUFLEX® semiconductor polymers enable low temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost, high-performance displays. Our semiconductor platform can be used in a range of display technologies including MicroLED, miniLED and AMOLED, as well as in applications in advanced chip packaging, sensors, and logic.

We design and develop our materials at our research and development facility in Manchester, UK and provide prototyping services at the Centre for Process Innovation (“CPI”) in Sedgefield, UK. We also operate a field application office in Hsinchu, Taiwan, close to our collaboration partner, The Industrial Technology Research Institute of Taiwan (“ITRI”), where we demonstrate the scalability of our technology using ITRI’s equipment. With our collaboration partners, we are developing a commercial-scale production process and EDA tools for our materials to demonstrate the commercial viability of manufacturing a new generation of displays using our materials. We have an extensive IP portfolio including 138 granted patents across 17 patent families, 17 pending patents and 40 codified trade secrets.

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

General and Administrative. General and administrative expenses consist primarily of allocated compensation and related costs for personnel, including share-based compensation, employee benefits and travel. In addition, general and administrative expenses include third-party consulting, legal, audit, accounting services, allocations of overhead costs, such as rent, facilities and information technology. We expect general and administrative expenses to increase in absolute dollars in future periods due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company, as well as other costs associated with growing our business.

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

Results of Operations

Twelve months ended December 31, 2024 compared with the twelve months ended December 31, 2023

Revenue and Cost of Revenue

Our revenue and cost of revenue reflects sales of TRUFLEX® inks and demonstration products, and the direct costs associated with those sales.

Revenues were $82.0 thousand for the year ended December 31, 2024, compared to $27.0 thousand for the same period of 2023. The increase in revenues resulted primarily from an increase in the sale of demonstrator products to potential partners, as we sought to expand our marketing efforts. Cost of revenue was $32.0 thousand for the twelve months ended December 31, 2024, compared to $23.0 thousand for the same period of 2023, primarily as a result of a unit increase in the number of products sold during 2024.

Other Operating Income

Other operating income was $1.0 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively, and is comprised primarily of research grants and research and development tax credits. The increase in other operating income during 2024 was largely attributable to additional grant revenue recognized in 2024.

Operating Expenses

Operating expenses increased by $0.7 million to $11.5 million for the year ended December 31, 2024, compared to $10.8 million for the comparable period of 2023.

Research and development expenses, which represented 44.3% and 51.3% of our total operating expenses for the twelve months ended December 31, 2024 and 2023, respectively, decreased by $0.5 million to $5.1 million for the year ended December 31, 2024, compared to $5.6 million for the same period of 2023. The decrease in research and development expenses was mainly due to lower personnel costs resulting from a reduction in force effected in September 2023, as well as lower technical research and development costs, including consulting, testing and lab supplies. We expect that our research and development expense will increase in 2025 as a result of an expected increase in the cost of our prototyping activities.  See “Item 1. Business – CPI Agreement” for additional information.

General and administrative expense, which represented 55.0% and 47.9% of our total operating expenses for the twelve months ended December 31, 2024 and 2023, respectively, increased by $1.1 million to $6.3 million for year ended December 31, 2024 as compared to $5.2 million for the same period in 2023.  This increase was mainly due to increased professional service fees.

Non-Operating Income/(Expenses)

Total non-operating income/(expense) was $0.1 million for the year ended December 31, 2024, compared to $1.5 million for the year ended December 31, 2023.  The decrease in non-operating income resulted primarily from a loss on foreign currency transactions of $0.5 million in 2024, compared to a gain of $1.2 million for the comparable period of 2023. The increase in loss on foreign currency transactions resulted from fluctuations in U.S. dollar/British pound value affecting transactions denominated in foreign currencies and the translation of foreign currency denominated balances on intra-group loans. There was an increase of $0.2 million in non-operating income resulting from the change in the valuation of the warrant liability.

Net Loss

Net loss was $10.3 million for the year ended December 31, 2024, an increase of $1.8 million, compared to a net loss of $8.5 million for the year ended December 31, 2023. The increase in net loss in the 2024 period was attributable to the factors described in the preceding paragraphs.

Liquidity and Capital Resources

As of December 31, 2024, our cash and cash equivalents were $7.1 million compared with $8.8 million as of December 31, 2023. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of our technology and products and expenses related to the marketing and commercialization of our products.

We expect that our cash and cash equivalents of $7.1 million as of  December 31, 2024 will not be sufficient to fund our operating expenses and capital expenditure requirements for the next 12 months and that we will require additional capital funding to continue our operations and research development activity thereafter.

Our expected cash payments over the next twelve months include (a) $1.8 million to satisfy accounts payable and accrued expenses and (b) $47 thousand to satisfy the lease liabilities. Additional expected cash payments beyond the next twelve months include $25 thousand of lease liabilities.

Our future viability is dependent on our ability to raise additional capital to fund our operations. We will need to obtain additional funds to satisfy our operational needs and to fund our sales and marketing efforts, research and development expenditures, and business development activities. Until such time, if ever, as we can generate sufficient cash through revenue, management’s plans are to finance our working capital requirements through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution. If we borrow money, the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict its operations. If we enter into a collaboration, strategic alliance or other similar arrangement, it may be forced to give up valuable rights. There can be no assurance however that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company’s products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows for operations, then the Company will need to raise additional funding.

There is substantial doubt that we will be able to pay our obligations as they fall due, and this substantial doubt is not alleviated by management plans.

Cash Flow from Operating Activities

Net cash used in operating activities was $8.1 million for the year ended December 31, 2024 and $8.0 million for the year ended December 31, 2023. While our net loss increased by $1.8 million for the year ended December 31, 2024, the non-cash expenses decreased by $1.8 million.

Cash Flow from Investing Activities

Net cash used in investing activities was $75.4 thousand for the year ended December 31, 2024, compared to $18.0 thousand for the year ended December 31, 2023, an increase of $57.4 thousand. The increase resulted from additional purchases of laboratory and capital equipment in 2024.

Cash Flow from Financing Activities

Net cash flows provided by financing activities was $6.5 million for the year ended December 31, 2024, compared to $12.7 million for the year ended December 31, 2023, a decrease of $6.2 million. The decrease in net cash provided by financing activities resulted primarily from lower proceeds from offering activities in 2024 compared to 2023.

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

Recently Issued Accounting Pronouncements

For recently issued accounting announcements, see “Recently Issued Accounting Pronouncements” in Note 2, “Significant Accounting Policies and Recent Accounting Pronouncements” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Although there are items within our financial statements that require management to make accounting estimates, we do not believe them to be critical, as defined above.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

SmartKem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SmartKem, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024 , and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 31, 2025

SMARTKEM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$7,141	$8,836
Accounts receivable	—	268
Research and development tax credit receivable	519	610
Prepaid expenses and other current assets	849	811
Total current assets	8,509	10,525
Property, plant and equipment, net	269	455
Right-of-use assets, net	120	285
Other assets, non-current	6	7
Total assets	$8,904	$11,272

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,791	$1,178
Lease liabilities, current	47	230
Other current liabilities	450	360
Total current liabilities	2,288	1,768
Lease liabilities, non-current	25	19
Warrant liability	—	1,372
Total liabilities	2,313	3,159

Commitments and contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, 856 and 13,765 shares issued and outstanding, at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 3,590,217 and 889,668 shares issued and outstanding, at December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	122,316	104,757
Accumulated other comprehensive loss	(1,105)	(1,578)
Accumulated deficit	(114,620)	(95,066)
Total stockholders' equity	6,591	8,113
Total liabilities and stockholders’ equity	$8,904	$11,272

The accompanying notes are an integral part of these consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except number of shares and per share data)

	Year Ended December 31,
	2024	2023
Revenue	$82	$27
Cost of revenue	32	23
Gross profit	50	4

Other operating income	1,017	836

Operating expenses
Research and development	5,111	5,556
General and administrative	6,342	5,188
(Gain)/loss on foreign currency transactions	78	87
Total operating expenses	11,531	10,831

Loss from operations	(10,464)	(9,991)

Non-operating income/(expense)
Gain/(loss) on foreign currency transactions	(544)	1,213
Transaction costs allocable to warrants	—	(198)
Change in fair value of the warrant liability	672	465
Interest income/(expense)	7	12
Total non-operating income/(expense)	135	1,492

Loss before income taxes	(10,329)	(8,499)
Income tax expense	(1)	—
Net loss	$(10,330)	$(8,499)
Preferred stock deemed dividends	(9,224)	—
Net loss attributed to common stockholders	$(19,554)	$(8,499)

Weighted average shares outstanding - basic and diluted	3,260,127	1,344,892

Basic and diluted net loss per common share attributed to common stockholders	$(6.00)	$(6.32)

Net loss	$(10,330)	$(8,499)
Other comprehensive loss:
Foreign currency translation	473	(1,095)
Total comprehensive loss	$(9,857)	$(9,594)

The accompanying notes are an integral part of these consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

						Accumulated
	Preferred Stock		Common stock		Additional	other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	equity
Balance at January 1, 2024	13,765	$—	889,668	$—	$104,757	$(1,578)	$(95,066)	$8,113
Stock-based compensation expense	—	—	—	—	829	—	—	829
Issuance of stock awards	—	—	3,400	—	21	—	—	21
Issuance of common stock to vendor	—	—	130,000	—	253	—	—	253
Exchange of Preferred stock into common stock warrants	(6,356)	—	—	—	—	—	—	—
Deemed dividend on extinguishment of Preferred stock	—	—	—	—	7,094	—	(7,094)	—
Cashless exercise of warrants into common stock	—	—	388	—	—	—	—	—
Fair value of warrants reclassified from liability to equity	—	—	—	—	700	—	—	700
Issuance of common stock and warrants, net of issuance costs	—	—	1,619,781	—	6,508	—	—	6,508
Deemed dividend on general release and amendment of Preferred stock	—	—	—	—	2,130	—	(2,130)	—
Conversion of preferred stock into common stock	(6,553)	—	749,016	—	—	—	—	—
Exercise of warrants into common stock	—	—	197,964	—	24	—	—	24
Foreign currency translation adjustment	—	—	—	—	—	473	—	473
Net loss	—	—	—	—	—	—	(10,330)	(10,330)
Balance at December 31, 2024	856	$—	3,590,217	$—	$122,316	$(1,105)	$(114,620)	$6,591

						Accumulated
	Preferred Stock		Common stock		Additional	other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	equity
Balance at January 1, 2023	—	$—	771,054	$—	$92,933	$(483)	$(86,567)	$5,883
Stock-based compensation expense	—	—	—	—	717	—	—	717
Issuance of common stock to vendor	—	—	2,937	—	55	—	—	55
Issuance of preferred stock, net of issuance costs	14,149	—	—	—	11,027	—	—	11,027
Conversion of preferred stock into common stock	(384)	—	43,891	—	—	—	—	—
Exercise of warrants into common stock	—	—	71,786	—	25	—	—	25
Foreign currency translation adjustment	—	—	—	—	—	(1,095)	—	(1,095)
Net loss	—	—	—	—	—	—	(8,499)	(8,499)
Balance at December 31, 2023	13,765	$—	889,668	$—	$104,757	$(1,578)	$(95,066)	$8,113

The accompanying notes are an integral part of these consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flow from operating activities:
Net loss	$(10,330)	$(8,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	258	145
Stock-based compensation expense	850	717
Issuance of common stock to vendor	253	55
Right-of-use asset amortization	268	263
Gain/(loss) on foreign currency transactions	647	(1,120)
Transaction costs allocable to warrants	—	198
Change in fair value of the warrant liability	(672)	(465)
Change in operating assets and liabilities:
Accounts receivable	269	(231)
Research and development tax credit receivable	84	562
Prepaid expenses and other assets	(33)	70
Accounts payable and accrued expenses	504	459
Lease liabilities	(281)	(266)
Income tax payable	—	(23)
Other current liabilities	87	98
Net cash used in operating activities	(8,096)	(8,037)

Cash flows from investing activities:
Purchases of property, plant and equipment	(75)	(18)
Net cash used by investing activities	(75)	(18)

Cash flow from financing activities:
Proceeds from the issuance of preferred stock in private placement	—	12,386
Proceeds from the issuance of warrants in private placement	—	1,763
Proceeds from the issuance of common stock and warrants in private placement	3,300	—
Proceeds from the issuance of common stock and warrants in public offering	4,350	—
Payment of issuance costs	(1,142)	(1,483)
Proceeds from the exercise of warrants	24	25
Net cash provided by financing activities	6,532	12,691

Effect of exchange rate changes on cash	(56)	(35)

Net change in cash	(1,695)	4,601

Cash, beginning of period	8,836	4,235
Cash, end of period	$7,141	$8,836

Supplemental disclosure of cash and non-cash investing and financing activities
Issuance of common shares for consulting services	$253	$55
Initial classification of fair value of warrants	$—	$1,837
Right-of-use asset and lease liability additions	$82	$50

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

Business

We are seeking to change the world of electronics with a new class of transistor developed using our proprietary advanced semiconductor materials that we believe has the potential to revolutionize the display industry. Our TRUFLEX® semiconductor polymers enable low temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost, high-performance displays. Our semiconductor platform can be used in a range of display technologies including MicroLED, miniLED and AMOLED, as well as in applications in advanced chip packaging, sensors and logic.

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

Going Concern

As of December 31, 2024, we have incurred recurring losses including net losses of $10.3 million and $8.5 million for the years ended December 31, 2024, and 2023, respectively. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products.

In December 2024, the Company raised $7.7 million through an offering of common stock and warrants. Net proceeds after related expenses were $6.5 million.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company expects that its cash and cash equivalents of $7.1 million as of December 31, 2024, will not be sufficient to fund its operating expenses and capital expenditure requirements for the 12 months from the issuance of these financial statements and that the Company will require additional capital funding to continue its operations and research development activity thereafter. It is possible this period could be shortened if there are any significant increases in spending or more rapid progress of development programs than anticipated.

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

There is substantial doubt that the Company will be able to pay its obligations as they fall due, and this substantial doubt is not alleviated by management plans. The consolidated financial statements as of December 31, 2024 have been prepared assuming that the Company will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern

Basis of Consolidation

The consolidated financial statements include the accounts of SmartKem, Inc. and its wholly-owned subsidiary, SmartKem Limited. The Company does not have any non-consolidated subsidiaries. All intercompany balances and transactions have been eliminated on consolidation, including unrealized gains and losses on transactions between the companies.

Comprehensive loss

Comprehensive loss of all periods presented is comprised primarily of net loss and foreign currency translation adjustments.

Management’s Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relates to the fair value of share options and the fair value of warrant liability. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Due to the uncertainty of

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. As of December 31, 2024 and 2023, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of non-collection. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for credit losses would be required. There was no allowance for credit losses recorded as of December 31, 2024 and 2023.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

Management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. If the carrying amount is greater than the undiscounted cash flows, the carrying amount of the asset is reduced to the asset’s fair value. An impairment loss is recognized immediately as an operating expense in the consolidated statements of operations. Reversal of previously recorded impairment losses are prohibited. As of December 31, 2024, and 2023, Company’s management believed that no revision to the remaining useful lives or impairment of the Company’s long-lived assets was required.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2024, and 2023. The carrying value of the Company’s cash, accounts receivable, other receivables, and accounts payable approximate fair value because of the short-term maturity of these financial instruments.

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

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the consolidated balance sheets as of December 31, 2024 and 2023. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on inception date of the lease agreement in determining the present value of lease payments.

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

Collaboration Arrangements

The Company entered into several collaboration agreements during 2024. The business arrangements between the two parties are not accounted for as a Collaborative Arrangement, as defined within the guidance under ASC 808, Collaborative Arrangement, as both parties are not exposed to significant risks and rewards depending on the commercial success of the activity.

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

Contract Liability

As of December 31, 2024, the Company has recognized contract liabilities of $0.5 million, primarily related to advance payments received from collaboration agreements for services to be performed in future periods. These contract liabilities are expected to be recognized as revenue within the next 12 months.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

relief for small and medium-sized enterprises, which is a government tax incentive designed to reward innovative companies for investing in research and development. Such incentives are recorded as other income when it is probable the amounts are collectible and can be reasonably estimated.

The Company has applied the guidance of IAS 20, Accounting for Government Grants and Disclosure of Government Assistance to account for grants and recognition of the other operating income related to the grant.  The government grant is recognized only when there is reasonable assurance that a) the Company will comply with any conditions attached to the grant and, (b) the grant will be received. The grant is recognized as income over the period necessary to match the related costs, for which the grant is intended to compensated, on a systematic basis. A grant receivable as compensation for costs already incurred or for immediate financial support, with no future related costs, is recognized as other operating income in the period in which it is receivable.

For the year ended December 31, 2024 and 2023, the Company recorded grant income and research & development tax credits of $1.0 million and $0.8 million, respectively, which are recorded as other operating income in the accompanying consolidated statements of operations. As of December 31, 2024 and 2023, the Company had receivables related to research & development tax credits for payments not yet received of $0.5 million and $0.6 million, respectively and receivables related to a government grants of $62 thousand as of December 31, 2024 and $160 thousand as of December 31, 2023.

Share-based compensation

All share-based payments, including grants of stock options, are measured based on the fair value of the share-based awards at the grant date and recognized over their respective vesting periods. Outstanding options generally expire 10 years after the grant date. The Company has issued options that vest based on service requirements and issued options that vest based on performance requirements. Options become exercisable when service requirements are met. In the case of performance-based options, options become exercisable when there is a liquidity event, such as a change in control, sale, or admission (listing as a public company or initial public offering (“IPO”)), and the employee, or consultant, must be providing services to the Company at the time of the event. Due to the Exchange, all options outstanding immediately prior to the event with a performance obligation requirement became vested and exercisable. Non-cash stock-based compensation expense for the year ended December 31, 2024 and 2023 were $0.9 million and $0.7 million, respectively (see also Note 9).

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

Functional Currency and Operations

Prior to the Exchange, SmartKem Limited’s (“the predecessor’s”) functional currency was the British Pound Sterling (“GBP”), and the consolidated financial statements were presented in United States dollars (“USD”). The predecessor’s functional currency was the respective local currency of the primary economic environment in which an entity’s operations are conducted. The predecessor translated the consolidated financial statements into the presentation currency using exchange rates in effect on the balance sheet date for assets and liabilities and average exchanges rates for the period for statement of operations accounts, with the difference recognized in accumulated other comprehensive loss.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s functional currency is USD. The functional currency of the Company’s foreign operation is the respective local currency. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. The consolidated statements of operations and comprehensive loss are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized gain/loss is recognized as foreign currency translation as a component of other comprehensive income.

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

We considered the positive and negative evidence bearing upon its ability to realize the deferred tax assets. In addition to the Company’s history of cumulative losses, the Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, a full valuation allowance has been provided against its net deferred tax assets at both December 31, 2024 and 2023.  Should the Company change its determination, based on the evidence available as to the amount of its deferred tax assets that can be realized, the valuation allowance will be adjusted with a corresponding impact to the provision for income taxes in the period in which such determination is made and which may be material.

As of December 31, 2024, and 2023, there were no material uncertain tax positions.

Contingent Liabilities

A provision for contingent liabilities is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. From time to time, the Company may be party to certain litigation and disputes arising in the normal course of business. As of December 31, 2024, the Company is not a party to any litigation or disputes.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment: Semiconductor materials.

Basic and Diluted Loss Per Share

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

with reported net operating losses, all common stock options and warrants are generally deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

The following potentially dilutive securities were excluded from the computation of earnings per share as of December 31, 2024 and 2023 because their effects would be anti-dilutive:

	December 31,
	2024	2023
Common stock warrants	4,450,324	1,772,829
Assumed conversion of preferred stock	1,973,200	1,573,226
Stock options	619,910	70,412
Total	7,043,434	3,416,467

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures which will require companies to disclose significant segment expenses that are regularly provided to the CODM. The pronouncement is effective for annual filings for the year ended December 31, 2024. The adoption of this guidance did not have a material impact in the consolidated financial statements of the Company. See Note 14 – Segment Reporting for further information.

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures which will require companies to make additional income tax disclosures. The pronouncement is effective for annual filings for the year ended December 31, 2025. The Company is still assessing the impact of the adoption of this standard but does not expect it to have a material impact on its results of operations, financial position or cash flows.

On November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The amendments in this pronouncement will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on its consolidated financial statements and related disclosures.

The Organization for Economic Co-operation and Development (OECD) reached an agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on Pillar Two Proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Given the numerous proposed changes in law and uncertainty regarding such proposed changes, the impact cannot be determined at this time. As the Company is U.S. headquartered and subject to the controlled foreign corporation regime in the United States, we expect the impact would be minimal.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Prepaid insurance	$194	$274
Deferred research & development costs	138	—
Research grant receivable	62	160
Prepaid facility costs	67	101
VAT receivable	319	104
Prepaid software licenses	66	24
Prepaid professional service fees	—	68
Other receivable and other prepaid expenses	3	80
Total prepaid expenses and other current assets	$849	$811

4.    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Plant and equipment	$1,562	$1,584
Furniture and fixtures	106	108
Computer hardware and software	98	24
	1,766	1,716
Less: Accumulated depreciation	(1,497)	(1,261)
Property, plant and equipment, net	$269	$455

Depreciation expense was $0.3 million and $0.1 million for the year ended December 31, 2024 and 2023, respectively, and is classified as research and development expense.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Accounts payable - trade	$843	$355
Payroll liabilities	397	375
VAT payable	287	—
Accrued expenses – audit & accounting fees	106	182
Accrued expenses – technical fees	—	91
Accrued expenses – other	158	175
Total accounts payable and accrued expenses	$1,791	$1,178

6.    LEASES:

The Company has operating leases consisting of office space, lab space, and equipment with remaining lease terms of 1 to 3 years, subject to certain renewal options as applicable.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods ended:

	Year Ended December 31,
(in thousands)	2024	2023
Operating lease cost	$293	$276
Short-term lease cost	29	7
Variable lease cost	—	162
Total lease cost	$322	$445

The total lease cost is included in the consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Research and development	$293	$419
General and administrative	29	26
Total lease cost	$322	$445

Right of use lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheets as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Assets
Right of use assets - Operating Leases	$120	$285
Total lease assets	$120	$285

Liabilities
Current liabilities:
Lease liability, current - Operating Leases	$47	$230
Noncurrent liabilities:
Lease liability, non-current - Operating Leases	25	19
Total lease liabilities	$72	$249

The Company had no right of use lease assets or lease liabilities classified financing leases as of December 31, 2024 and 2023.

The table below presents certain information related to the cash flows for the Company’s operating leases for the periods ended:

	Year Ended December 31,
(in thousands)	2024	2023
Operating cash outflows from operating leases	$281	$266
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right of use assets	$82	$50

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of the period ended:

	Year Ended December 31,
	2024	2023
Weighted average remaining lease term (in years) – operating leases	1.47	1.31
Weighted average discount rate – operating leases	10.31%	7.88%

Undiscounted operating lease liabilities as of December 31, 2024, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows:

December 31,
(in thousands)	2024
2025	$51
2026	22
2027	5
Total undiscounted lease payments	78
Less imputed interest	(6)
Total net lease liabilities	$72

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

Series A-1 Preferred Stock

On June 14, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware designating 18,000 shares out of the authorized but unissued shares of its preferred stock as Series A-1 Preferred Stock with a stated value of $1,000 per share (the “Series A-1 Certificate of Designation”). On January 29, 2024, the Company filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitation with the Secretary of the State of Delaware designating 11,100 shares of Series A-1 Preferred Stock, and on December 20, 2024, the Company filed a Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitation with the Secretary of the State of

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Delaware designating 11,100 shares of Series A-1 Preferred Stock. The following is a summary of the principal amended and restated terms of the Series A-1 Preferred Stock as set forth in the Second Amended and Restated Series A-1 Certificate of Designation:

Dividends

The holders of Series A-1 Preferred Stock will be entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of common stock, when and if actually paid.

Voting Rights

The shares of Series A-1 Preferred Stock have no voting rights, except to the extent required by the Delaware General Corporation Law.

As long as any shares of Series A-1 Preferred Stock are outstanding, the Company may not, without the approval of a majority of the then outstanding shares of Series A-1 Preferred Stock which must include AIGH Investment Partners LP and its affiliates (“AIGH”) for so long as AIGH is holding at least $1,500,000 in aggregate stated value of Series A-1 Preferred Stock acquired pursuant to the Purchase Agreement (a) alter or change the powers, preferences or rights given to the Series A-1 Preferred Stock, (b) alter or amend the Amended and Restated Certificate of Incorporation (the “Charter”), the Series A-1 Certificate of Designation or the or the bylaws of the Company (the “Bylaws”) in such a manner so as to materially adversely affect any rights given to the Series A-1 Preferred Stock, (c) increase the number of authorized shares of Series A-1 Preferred Stock, (d) issue any Series A-1 Preferred Stock except pursuant to the Purchase Agreement, or (e) enter into any agreement to do any of the foregoing.

Liquidation

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the then holders of the Series A-1 Preferred Stock are entitled to receive, pari passu with holders of the common stock, out of the assets available for distribution to stockholders of the Company an amount equal to the amount that would otherwise be payable to them if all of the shares of Series A-1 Preferred Stock had converted into shares of common stock immediately prior to such Liquidation.

Conversion

The Series A-1 Preferred Stock is convertible into common stock at a conversion price of $4.34.

Conversion at the Option of the Holder

From and after the earlier of (i) the date on which the registration statement covering the resale or other disposition of the additional shares of common stock that are issuable as a result of the Second Amended and Restated Certificate of Designation of the Series A-1 Preferred Stock is declared effective by the SEC (the “Effective Date”) and (ii) the six-month anniversary of December 20, 2024, the Series A-1 Preferred Stock is convertible at the then-effective Series A-1 Conversion Price at the option of the holder at any time and from time to time.

Mandatory Conversion

All outstanding shares of Series A-1 Preferred Stock shall automatically be converted into shares of common stock upon the earlier of (i) the Effective Date and (ii) the date and time, or upon the occurrence of an event, specified by vote or written consent of the holders of a majority of the then outstanding

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

shares of the Series A-1 Preferred Stock which must include AIGH for so long as AIGH is holding at least $1,500,000 in aggregate Stated Value of Series A-1 Preferred Stock (a “Mandatory Conversion”).  In the case of a Mandatory Conversion, the holders of Series A-1 Preferred Stock shall receive (i) shares of shares in an amount that would not cause such holder to exceed its Beneficial Ownership Limitation (as defined below) (after giving effect to the Mandatory Conversion of shares of Series A-1 Preferred Stock held by the other holders), and (ii) Class C Warrants exercisable for the remaining shares which the holder would otherwise be entitled to receive.

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

Series A-1 and A-2 Preferred Stock and Class A and Class B Warrant Issuances and related Amendments

On June 14, 2023, the Company and certain investors entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which the Company sold an aggregate of (i) 9,229 shares of Series A-1 Convertible Preferred Stock at a price of $1,000 per share (the “Series A-1 Preferred Stock”), (ii) 2,950 shares of the Company’s

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

There were an additional 127,551 warrants issued related to a placement agent fee. The fair value of this fee is $31 thousand.

The Company accounted for the Class A and Class B Warrants as derivative instruments in accordance with ASC 815, Derivatives and Hedging. The Company classified the Warrants as a liability because they could not be considered indexed to the Company’s stock due to provisions that, in certain circumstances, adjust the number of shares to be issued if the exercise price is adjusted and the existence of a pre-specified volatility input to the Black-Scholes calculation which could be used to calculate consideration in the event of a Fundamental Transaction, as defined in the agreements. Upon the Company’s May 31, 2024 uplisting to the Nasdaq Capital Market, the provisions relating to the adjustment in the number of shares were no longer in effect. Additionally, the Company re-evaluated the pre-specified volatility input and determined that this did not preclude the Warrants from being considered indexed to the Company’s stock. As a result, the Warrants are accounted for as an equity instrument beginning on May 31, 2024.

The Company received net proceeds after expenses of $12.7 million. Of the net proceeds, the Company initially allocated an estimated fair value of $1.8 million to the derivative instrument liability related to the Warrants. The Company also expensed $0.2 million of issuance costs that were allocated to the warrant liability.

January 2024 Consent, Conversion and Amendment Agreement

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

Under the Consent Agreement, the Company issued (i) 412,293 shares of common stock and (ii) Class C Warrants to purchase up to 726,344 shares of common stock upon the conversion or exchange of an aggregate of 9,963 shares of Series A-1 Preferred Stock. 1,106 shares of Series A-1 Preferred Stock remained outstanding after giving effect to the transactions contemplated by the Consent Agreement.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Pursuant to the Consent Agreement, the Company and the Holders agreed to amend and restate the Certificate of Designation of Preferences, Rights and Limitations for the Series A-1 Preferred Stock to (i) make certain adjustments to reflect the Company’s one-for-thirty-five (1:35) reverse stock split effected on September 21, 2023, (ii) remove all voting rights, except as required by applicable law, (iii) increase the stated value of the Series A-1 Preferred Stock to $10,000 from $1,000, and (iv) adjust the conversion price of the Series A-1 Preferred Stock to $87.50 as a result of the increase in stated value.

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

December 2024 Consent and Amendment Agreement and Hewlett Release

On December 17, 2024, the Company entered into a Consent and Amendment Agreement (the “December 2024 Consent and Amendment Agreement”) with certain holders of securities issued in the Company’s June 2023 PIPE pursuant to which, among other things, such holders agreed to (i) amend certain of the terms of the Purchase Agreement, dated June 14, 2023 and (ii) amend and restate certain of the provisions of the Company’s Series A-1 Preferred Stock effective immediately prior to the closing of the December 2024 Registered Direct Financing and Concurrent Private Placement discussed further below (the “Effective Time”).

In the December 2024 Consent and Amendment Agreement, the such holders agreed to further amend and restate the Amended and Restated Series A-1 Certificate of Designation to, among other things: (i) remove the obligation of the Company to pay dividends on shares of the Series A-1 Preferred Stock in certain circumstances; (ii) remove the provisions of the Amended and Restated Series A-1 Certificate of Designation that required the Company to obtain the consent of the holders of a majority of the outstanding shares of Series A-1 Preferred Stock to take certain actions, such as the incurrence of certain indebtedness, the granting of liens and the purchase or redemption of outstanding equity securities; (iii) remove the liquidation preference applicable to the Series A-1 Preferred Stock; (iv) reduce the conversion price of the Series A-1 Preferred Stock to $4.34; (v) prevent the conversion of the Series A-1 Preferred Stock for a period ending on the earlier of (A) the effective date of a resale registration statement covering the additional shares of common stock issuable upon the conversion of the Series A-1 Preferred Stock as a result of the reduction in the conversion price and (B) the six-month anniversary of the Effective Time; (vi) provide for the automatic conversion of the Series A-1 Preferred Stock into either shares of common stock or the Company’s Class C Warrants at the conversion price upon the earlier of (A) the Effective Date or (B) as determined by the written consent of the holders of at least a majority of the outstanding shares of Series A-1 Preferred Stock which must include AIGH for so long as AIGH holds at least $1,500,000 in aggregate Stated Value of Series A-1 Preferred Stock acquired pursuant to the Purchase Agreement; and (vii) remove certain price protection provisions which had expired pursuant to their terms.

The Company also entered into a General Release with the Hewlett Fund LP pursuant to which the Hewlett Fund LP agreed on its own behalf and on behalf of certain of its related parties to release the Company and certain of its related parties from any claims, including claims arising out of the transactions contemplated by the Purchase Agreement, effective as of the Effective Time, in exchange for Class C Warrants to purchase 750,000 shares of common stock.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company credited additional paid in capital $2.0 million for deemed dividends as a result of (i) the amendment of Series A-1 Preferred Stock accounted for as an extinguishment, based on the fair value of the Series A-1 Preferred Stock immediately before and after the amendments and (ii) the issuance of Class C Warrants to purchase 750,000 shares of common stock. The Company estimated the fair value immediately prior to the amendment of preferred stock using an option pricing model based on the following assumptions: (1) dividend yield of 19.99%, (2) expected volatility of 50.0%, (3) risk-free interest rate of 4.15%, and (4) expected life of 10.0 years.

As of December 31, 2024, there were an aggregate of 856 shares of Series A-1 Preferred Stock outstanding. Pursuant to the terms of the Series A-2 Certificate of Designation, on May 30, 2024, the trading day immediately prior to the listing of the common stock on the Nasdaq Capital Market, the 2,411 then outstanding shares of Series A-2 Preferred Stock automatically converted into an aggregate of 275,576 shares of common stock. The Company filed a Certificate of Elimination with respect to the Series A-2 Certificate of Designation, pursuant to which, effective June 18, 2024, all matters set forth in the Series A-2 Certificate of Designation were eliminated from the Company’s Amended and Restated Certificate of Incorporation.

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

Market Information

The Company’s common stock has been trading on the Nasdaq Stock Market LLC under the symbol “SMTK” since May 31, 2024.

December 2024 Registered Direct Financing and Concurrent Private Placement

On December 18, 2024, the Company entered into a securities purchase agreement with certain institutional investors  pursuant to which the Company agreed to issue and sell: (i) in a registered direct public offering 1,449,997 shares of common stock; and (ii) in a concurrent private placement Class D Common Stock Purchase Warrants (the “Class D Warrants”) to purchase up to 1,449,997 shares of common stock. The purchase price for each share of common stock sold in the Public Offering was $3.00.

Concurrently, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell in a private placement: (i) 169,784 shares of common stock; (ii) Pre-funded Warrants to purchase up to 930,215 shares of common stock; and (iii) Class D Warrants to purchase up to 1,099,999 shares of common stock. The purchase price for each share of common stock sold in the Private Placement was $3.00. The purchase price for each Pre-funded Warrant sold in the Private Placement was $2.9999.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Pre-funded Warrants

The Pre-funded Warrants may be exercised at any time until all of the Pre-funded Warrants are exercised in full. Each Pre-funded Warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share of common stock.

Class D Warrants

The Class D Warrants have an exercise price of $3.00 per share of common stock. The Class D Warrants were exercisable upon issuance and will expire on December 31, 2025. If at the time of exercise more than six months after the issuance date there is no effective registration statement registering, or the prospectus contained therein is not available for the resale or other disposition of the shares of common stock underlying the Class D Warrants, then the Class D Warrants may be exercised, in whole or in part, at such time by means of a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the Class D Warrant.

The Company issued an additional 127,499 warrants to the placement agent.

The Company received gross proceeds of $7.7 million, before deducting offering expenses payable by the Company.

Common Stock Issued to Vendors for Services

On March 7, 2024, the Company issued 50,000 shares of common stock, as payment for consulting services.

On May 2, 2024, the Company issued 50,000 shares of common stock, as payment for consulting services.

On September 10, 2024, the Company issued 30,000 shares of common stock, as payment for consulting services.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Common Stock Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

				Weighted-
				Average
			Weighted-	Remaining
			Average	Contractual
	Number of	Exercise Price	Exercise	Term
	Shares	per Share	Price	(Years)
Warrants outstanding at January 1, 2024	2,542,655	$0.35 - $70.00	$6.89	4.43
Issued	2,677,495		3.00
Exercised	(48,720)		0.35
Expired	—		—
Warrants outstanding at December 31, 2024	5,171,430	$0.35 - $70.00	$4.94	2.26

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2024	61,587	$0.3500
Issued	2,406,559	0.0001
Exercised	(149,644)	0.0460
Expired	—
Pre-funded warrants outstanding at December 31, 2024	2,318,502	$0.0064

The Company’s pre-funded warrants have no expiration date and may be exercised at any time until all of the pre-funded warrants are exercised in full.

August 2024 Shelf Registration Statement

On August 18, 2024, the Company filed a universal shelf registration statement on Form S-3 (the “August 2024 Shelf Registration Statement”) with the SEC, pursuant to which the Company may offer, issue and sell any combination of shares of the Company’s common stock, shares of the Company’s preferred stock, debt securities, subscription rights, warrants, and units consisting of any combination of the other types of securities registered under such August 2024 Shelf Registration Statement in an aggregate amount of up to $100 million, in each case, to the public in one or more registered offerings. The August 2024 Shelf Registration Statement was declared effective on August 22, 2024.

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

At the 2023 Annual Meeting, the Company’s stockholders approved an amendment (the “2021 Plan Amendment”) to the Company’s 2021 Plan, increasing the number of the shares of common stock reserved for issuance under the 2021

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Plan from 125,045 shares to 743,106 shares. The Company’s Board of Directors (the “Board”) had previously approved the 2021 Plan Amendment, subject to stockholder approval.

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

For Year Ended
December 31, 2024
Expected term (years)	5.73
Risk-free interest rate	4.21%
Expected volatility	50%
Expected dividend yield	0%

The Company estimates its expected volatility by using a combination of historical share price volatilities of similar companies within our industry. The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s options on a grant date. The contractual term is 10 years, and the expected option term is lower.

The following table reflects share activity under the share option plans for the year ended December 31, 2024:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-	Aggregate
		Average	Contractual	Average	Intrinsic
	Number of	Exercise	Term	Fair Value at	Value
	Shares	Price	(Years)	Grant Date	(in thousands)
Options outstanding at January 1, 2024	70,411	$63.07	7.28	$33.98
Granted	568,000	6.50
Exercised	—	—
Cancelled/Forfeited	(18,501)	70.00
Expired	—	—
Options outstanding at December 31, 2024	619,910	$12.31	9.06	$3.54
Options exercisable at December 31, 2024	279,809	$17.65	8.49		$19.99

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of our common stock at the end of the year for those options that had exercise prices lower than the fair value of our common stock.

Stock-based compensation, including stock options is included in the consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Research and development	$268	$254
General and administration	582	463
Total	$850	$717

As of December 31, 2024, there was $1.7 million of compensation cost related to non-vested stock option awards not yet recognized that will be recognized on a straight-line basis through the end of the vesting periods in June 2027. The

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

10. INCOME TAXES:

United States and foreign profit/(loss) from operations before income taxes was as follows:

	December 31,
	2024	2023
United States	(1,294)	(2,299)
Foreign	(9,035)	(6,200)
Loss before income taxes	$(10,329)	$(8,499)

A reconciliation of the statutory income tax rate to the Company’s effective tax rate consists of the following:

	For the Years Ended December 31,
	2024	2023
Taxes at domestic rate	21.0%	21.0%
State and local income taxes	-%	(1.4)%
Non-US statutory rates	3.5%	1.8%
Permanent items	(2.4)%	(1.6)%
Nondeductible Research Expense	(6.1)%	(7.4)%
Change in valuation allowance	(17.2)%	(16.9)%
Warrant revaluation	1.4%	1.1%
Prior year true-up	(0.2)%	3.4%
Effective tax rate	—%	—%

The components of income tax provision/(benefit) are as follows:

	December 31,
	2024	2023
Current
Federal	$—	$—
State	1	—
Foreign	—	—
Total Current	$1	$—

Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred	—	—
Total	$1	$—

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets/(liabilities):
Net operating loss carryforwards	$12,356	$10,874
Stock Compensation	263	207
Property plant and equipment	(67)	(114)
Other	79	45
	12,631	11,012
Valuation allowance	(12,631)	(11,012)
Deferred tax assets, net of allowance	$—	$—

The Company recorded a full valuation allowance against its net deferred tax assets as of December 31, 2024, and 2023. The Company considered the positive and negative evidence bearing upon its ability to realize the deferred tax assets. In addition to the Company’s history of cumulative losses, the Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, a full valuation allowance has been provided against its net deferred tax assets. When the Company changes its determination as to the amount of its deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to the provision for income taxes in the period in which such determination is made.

As of December 31, 2024, and 2023, the Company had United Kingdom net operating loss carry-forwards of approximately $43.3 million and $38.4 million, respectively. The United Kingdom net operating loss carry-forwards were generated in the tax years from 2009 to 2024 with an unlimited carry-forward period.

As of December 31, 2024, and 2023, the Company had United States federal net operating loss carry-forwards of approximately $6.4 million and $5.4 million, respectively. The United States federal net operating loss carry-forwards were generated in the tax years from 2020 to 2024 with an unlimited carry-forward period. As of December 31, 2024, and 2023, the Company had U.S. state net operating loss carry-forwards of approximately $1.8 million and $1.8 million, respectively. The U.S. state net operating loss carry-forwards were generated in the tax years from 2021 to 2022 expiring at various dates through 2042.

The Company has no uncertain tax positions, or penalties and interest accrued, that if recognized would reduce net operating loss carry-forwards or affect tax expense.

The Company files tax returns as prescribed by the tax laws in the Unites States and United Kingdom in which they operate. In the normal course of business, the Company is subject to examination by the federal jurisdiction based on the statute of limitations. As of December 31, 2024, open years related to the United States and United Kingdom are 2021 to 2023.

The Company has no open tax audits with any taxing authority as of December 31, 2024. As of December 31, 2024 and December 31, 2023, the Company had no accrued interest and penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.    DEFINED CONTRIBUTION PENSION:

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Pension cost is included in the consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Research and development	$83	$90
General and administration	71	65
Total	$154	$155

As of December 31, 2024, there was $16 thousand owed to the pension scheme that is recorded under accounts payable and accrued expenses on the consolidated balances sheets. As of December 31, 2023, there was $5 thousand owed to the pension scheme.

12.   FAIR VALUE MEASUREMENTS:

The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value for the year ended December 31, 2024:

(in thousands)	Warrant Liability
Balance at January 1,2024	$1,372
Total change in the liability included in earnings	(672)
Reclass from liability to equity	(700)
Balance at December 31, 2024	$—

As disclosed in Note 8 of the Company’s consolidated financial statements, the Company allocated part of the proceeds of private placement of the Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock to warrant liability issued in connection with the transaction. The valuations of the warrants were determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, expected volatility, risk free interest rate and expected life of the instrument. Since our common stock was not publicly traded until February 2022 there has been insufficient volatility data available. Accordingly, we used an expected volatility based on historical common stock volatility of our peers. The Company initially accounted for the warrants as derivative instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period. Upon the Company’s uplisting to the Nasdaq Capital Market on May 31, 2024, certain provisions within the warrant agreements were no longer in effect. As a result, the warrants are accounted for as an equity instrument, with the balance of the derivative liability on May 31, 2024 being transferred to Additional Paid-In Capital.

The fair value of the common stock warrants at May 30, 2024 and December 31, 2023 was determined by using option pricing models assuming the following:

	May 30	December 31
	2024	2023
Expected term (years)	4.05	4.46
Risk-free interest rate	4.55%	3.81%
Expected volatility	50.0%	50.0%
Expected dividend yield	0.0%	0.0%

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Additionally, the Company had determined that the warrant liability should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the option pricing models against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of SmartKem stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of the Company’s stock over that term; annual rate of dividends; and the risk-free rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of SmartKem stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (ASC 820-10). The risk-free rate of return is a Level 2 input as defined in ASC 820-10, while the historical volatility is a Level 3 input as defined in ASC 820. Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy.

There were no assets or liabilities measured at fair value as of December 31, 2024. The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of  December 31, 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2023
Description
Liabilities:
Warrant liability	$—	$—	$1,372	$1,372
Total liabilities	$—	$—	$1,372	$1,372

13.  RELATED PARTY TRANSACTIONS:

The were no related party transaction during the year ended December 31, 2024.

14.  SEGMENT REPORTING:

We manage our business activities on a consolidated basis and operate as a single operating segment: Semiconductor materials.  Our revenue is mostly generated from R&D grants and R&D tax credits.  The accounting policies of the semiconductor materials are the same as those described in Note 2 – Summary of Significant Accounting Policies.

Our CODM is our Chief Executive Officer and President, Ian Jenks.  The CODM uses Net income, as reported on our Consolidated Statements of Comprehensive Income, in evaluating performance of the Semiconductor materials segment and determining how to allocate resources of the Company as a whole and making decisions on perspective joint development and collaboration agreements. The CODM does not review assets in evaluating the results of the Semiconductor materials segment, and therefore, such information is not presented.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides the net losses of the Semiconductor materials segment:

	Year Ended December 31,
	2024	2023
Revenue	$82	$27
Cost of revenue	32	23
Gross profit	50	4
Other operating income	1,017	836
Operating expenses
Research and development	5,111	5,556
General and administrative	6,342	5,188
(Gain)/loss on foreign currency transactions	78	87
Total operating expenses	11,531	10,831
Loss from operations	(10,464)	(9,991)
Total non-operating income/(expense)	135	1,492
Loss before income taxes	(10,329)	(8,499)
Income tax expense	(1)	-
Net loss	$(10,330)	$(8,499)

15.  SUBSEQUENT EVENTS:

2021 Plan

Under the evergreen adjustment provisions of the 2021 Plan, on January 1, 2025, the number of shares of the Company’s common stock available for issuance under the 2021 Plan was increased by 65,000. After giving effect to the increase, the total number of shares of common stock that may be issued under the 2021 Plan is 843,692.

Consultant Shares

On January 1, 2025, 10,000 shares of our common stock were issued to a vendor in consideration for services to be provided.

On February 3, 2025, 10,000 shares of our common stock were issued to a vendor in consideration for services to be provided.

On March 3, 2025, 10,000 shares of our common stock were issued to a vendor in consideration for services to be provided.

New CPIIS Framework Agreement

On March 28, 2025 we executed a two-month extension of the Framework Agreement with CPIIS commencing on April 1, 2025.

New CPIIS License of Office Space Agreement

On March 28, 2025, we executed a twelve-month agreement for the lease of office space at CPIIS commencing on April 1, 2025.

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

As of the end of the year covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon, and as of the date of this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of  December 31, 2024, were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the first quarter of 2024, a material weakness in our internal control over financial reporting was identified relating to the complex financial reporting and accounting associated with the Consent, Conversion and Amendment Agreement the Company entered into on January 26, 2024, a non-cash item. None of the Company’s filed financial statements were impacted. Management implemented measures designed to ensure that the control deficiency contributing to the material weakness was remediated, such that the controls are designed, implemented, and operating effectively. The remediation actions included the implementation of an additional step in the valuation process used to work with external consultants to review all equity-related activity and events that may have occurred since the prior fair value calculations were performed. Additionally, the Company’s move to Nasdaq has facilitated a change in its approach to the stock price input used in its fair value models. Rather than using a calculated stock price in these models, the Company now uses the quoted stock price thereby reducing subjectivity and judgment in the fair value models and equity-based compensation calculations.

Other than the changes to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None of the Company's directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2024 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, positions and ages of our executive officers and directors as of March 31, 2025:

Name	Position	Age
Ian Jenks	Chairman of the Board, Chief Executive Officer and President	70
Jonathan Watkins	Chief Operating Officer	55
Barbra C. Keck	Chief Financial Officer	47
Beverley Brown, Ph.D.	Chief Scientist	63
Simon Ogier, Ph.D.	Chief Technology Officer	50
Klaas de Boer (1) (2) (3)	Director	59
Steven DenBaars, Ph.D. (1) (2) (3)	Director	62
Melisa Denis (1) (2) (3)	Director	61
Sriram Peruvemba	Director	59

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

Jonathan Watkins has served as our Chief Operating Officer since March 2025. From July 2024 until his appointment as the Company’s Chief Operating Officer, Mr. Watkins served as a consultant to our company.  Since September 2024, Mr. Watkins has served as the Executive Chairman of  HFQ Technology Associates, a materials technology company. He also has served as the founder and chairman of DITEVEN Limited, a technology consulting services company (“DITEVEN”) since November 2015. From August 2016 through June 2024, Mr. Watkins served as the chief executive officer of Impression Technologies Limited (“ITL”), where he led the development, licensing and scaling of a novel aluminum light-weighting technology for automotive, aerospace and consumer electronics markets, as well as securing manufacturing partners in Europe, China and North America.   ITL entered voluntary liquidation in June 2024. Prior thereto, Mr. Watkins served as an advisor to government agencies on cleantech business models, including commercializing novel technologies. From 2008 to 2015, Mr. Watkins held roles as chief operating officer and commercial director of Ceres Power plc, a leading developer of fuel cell technology having responsibilities for manufacturing, supply chain management and business development. Mr. Watkins has a Postgraduate Certificate in Design Manufacture, and Management Masters in Manufacturing, Design & Management from University of Cambridge and a BEng degree in Materials Science & Technology from University of Birmingham. He is also a Chartered Engineer and holds a Certified Diploma in Accounting and Finance.

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

Steven DenBaars has served as a member of our board of directors since June 2022. Professor DenBaars is a Distinguished Professor of Materials and Co-Director of the Solid-State Lighting and Energy Electronics Center at University of California, Santa Barbara. Professor DenBaars joined UCSB in February 1991 and currently holds the Mitsubishi Chemical Chair in Solid State Lighting and Displays. He has been a member of the board of directors of Aeluma, Inc. (NASDAQ:ALMU), a company engaged in the manufacture high performance sensors for mobile devices and vehicles since June 2021.  Professor DenBaars served on the board of directors of Akoustis Technologies, Inc. (NASDAQ:AKTS), a developer and manufacturer of radio frequency filters for mobile devices from May 2015 to November 2024. Professor DenBaars was formerly a co-founder and board member of privately held technology start-up companies, Soraa Inc. and Soraa Laser Diode Inc. Professor DenBaars has a Bachelor of Science in Metallurgical Engineering from the University of Arizona and a Master of Science and a Ph.D. in Material Science and Electrical Engineering from the University of Southern California. Professor DenBaars is a member of the National Academy of Engineering, and a Fellow of IEEE and National Academy of Inventors.

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

Sriram Peruvemba has served as a member of our board of directors since July 2023. From September 2019 until his appointment to the Board, Mr. Peruvemba served as a consultant to the Company. Since July 2014, he has served as the chief executive officer of Marketer International Inc., a consulting services firm specializing in the global high-tech industry. Prior to that, from December 2009 to April 2013, Mr. Peruvemba was the chief marketing officer for E Ink Holdings, a company specializing in electronic paper displays. Since June 2020, Mr. Peruvemba has served on the board of directors of Datavault AI Inc. (previously WiSA Technologies, Inc.)(NASDAQ: DVLT), a data technology company. He has also served as a board member of Visionect d.o.o, an electronics company in Slovenia since September 2017. Mr. Peruvemba has also served as chairman of the board of Omniply, a Montreal-based electronics and display company since May 2020 and as board member of Edgehog Advanced Technologies an anti-reflective technology company in Canada since January 2023. Mr. Peruvemba has a B.S. from R. V. College of Engineering, Bangalore, an M.B.A. from Barton School of Business, WSU and a post-graduate diploma in management from Indira Gandhi National University.

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

Insider Trading Policy

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities and certain other securities that applies to all Company personnel, including directors, officers, and employees. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

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

At each annual meeting of the stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2025 for the Class I director, 2026 for the Class II directors and 2027 for Class III directors.

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

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates pursuant to a charter adopted by the board of directors. Members serve on these committees until their resignation or until otherwise determined by the board of directors. The composition and functioning of all of our committees complies with all applicable requirements of the Sarbanes-Oxley Act and SEC and Nasdaq rules and regulations.

Audit Committee

Ms. Denis, Mr. de Boer and Mr. DenBaars serve on the audit committee, which is chaired by Ms. Denis. Our board of directors has determined that each has sufficient knowledge in financial and auditing matters to serve on the audit committee and that each are “independent” for audit committee purposes as that term is defined under SEC and Nasdaq Marketplace Rules. The board of directors has designated Ms. Denis as an “audit committee financial expert,” as defined under the applicable rules of the SEC.

The audit committee’s responsibilities include, but are not limited to:

●	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

●	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
●	obtaining and reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;

●	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
●	discussing with our independent registered public accounting firm our understanding of our relationships and transactions with related parties that are significant to us and the auditor’s evaluation of our identification of and disclosure of our relationships and transactions with related parties;

●	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
●	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
●	discussing guidelines and policies with respect to risk assessment and risk management and the steps that our management takes to monitor and control financial risk exposure;
●	recommending, based upon the audit committee’s review and discussions with management and our independent registered public accounting firm, whether our audited financial statements will be included in our Annual Report on Form 10-K;
●	conducting activities relating to our code of business conduct and ethics;
●	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
●	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
●	reviewing with legal counsel legal and regulatory matters;
●	annually evaluating the performance of the audit committee and reviewing and reassessing the audit committee charter;
●	reviewing all related person transactions for potential conflict of interest situations and making recommendations to our board of directors regarding all such transactions; and
●	reviewing earnings releases.

Compensation Committee

Mr. DenBaars, Mr. de Boer and Ms. Denis serve on the compensation committee, which is chaired by Mr. DenBaars. Our board of directors has determined that each member of the compensation committee is “independent” as defined under the Nasdaq Marketplace Rules. The compensation committee’s responsibilities include, but are not limited to:

●	annually reviewing and approving the corporate goals and objectives to be considered in determining the compensation of our Chief Executive Officer;
●	evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and based on such evaluation: (i) recommending to the board of directors the cash compensation of our Chief Executive Officer and (ii) reviewing and recommending to the independent directors on the board of directors regarding grants and awards to our Chief Executive Officer under equity-based plans;
●	determining bases for and fix compensation levels for all executive officers;
●	reviewing and approving the cash compensation of our other executive officers;
●	reviewing and establishing our overall management compensation, philosophy and policy;
●	supervising, administering, and evaluating our compensation and similar plans and making grants and awards thereunder;
●	reviewing and approving, subject to stockholder approval, the creating or amendment of any incentive, equity-based and other compensatory plans in which executive officers and key employees participate;
●	reviewing and approving any employment agreements, severance agreements, change-in-control arrangements or special employee benefits;
●	reporting to the board of directors significant matters arising from the work of the compensation committee;
●	to the extent applicable under federal securities law, reviewing and discussing the Compensation and Discussion and Analysis disclosure;
●	evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the Nasdaq Marketplace Rules;
●	reviewing and approving our policies and procedures for the grant of equity-based awards;
●	reviewing and recommending to the board of directors the compensation of our directors;

annually evaluating the performance of the compensation committee;

●	annually evaluating the adequacy of the director’s fees and the composition of the director’s fees;
●	preparing the compensation committee report required by SEC rules, if and when required, to be included in our annual proxy statement; and

●	reviewing and approving the retention, termination or compensation of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

Nominating and Corporate Governance Committee

Mr. de Boer, Mr. DenBaars, and Ms. Denis serve on the nominating and corporate governance committee, which is chaired by Mr. de Boer. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” under the Nasdaq Marketplace Rules.

The nominating and corporate governance committee’s responsibilities include, but are not limited to:

●	recommending to the board of directors the size of the board, composition of the board, process for filing vacancies and tenure of the board members;
●	developing and recommending to the board of directors criteria for board and committee membership;
●	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
●	Recommending that the board select director nominees for election at each annual meeting of stockholders;
●	Reviewing stockholder proposals and proposed responses;
●	Developing and recommending to the board a set of corporate governance guidelines applicable to the Company, reviewing the guidelines at least once a year and recommending changes, and overseeing corporate governance practices and procedures;
●	reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;
●	identifying individuals qualified to become members of the board of directors;
●	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
●	reviewing and discussing with management the disclosure regarding the operations of the nominating and corporate governance committee and director independence;
●	reviewing the adequacy of the committee charter and recommending changes;
●	annually conducting and presenting to the board a performance evaluation of the nominating and corporate governance committee; and
●	overseeing the evaluation of our board of directors and management.

Our board of directors may, from time to time, establish other committees.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common shares to file reports with the SEC regarding their share ownership and changes in their ownership of our common shares. Based on our records and representations from our directors and executive officers, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers were complied with during the fiscal year ended December 31, 2024, except for the following: due to administrative error, Klaas de Boer filed a late Form 4 on June 5, 2024 to report the automatic conversion of shares of Series A-2 Preferred Stock held by his spouse into shares of common stock on May 30, 2024.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows the compensation awarded to or earned by our principal executive officer during the fiscal year ended December 31, 2024 and December 31, 2023, our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2024 and December 31, 2023, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2024. The persons listed in the following table are referred to herein as the “named executive officers.”

				Stock	Option	All Other
Officer Name and Principle Position	Year	Salary	Bonus	Awards (1)	Awards (2)	Compensation (3)	Total
		$	$	$	$	$	$
Ian Jenks	2024	400,574	76,767	600	604,800	28,550	1,111,291
Chief Executive Officer	2023	342,333	50,000	—	—	17,117	409,450
Barbra Keck	2024	329,169	82,500	600	336,000	19,600	767,869
Chief Financial Officer	2023	314,773	37,500	—	—	19,800	372,073
Simon Ogier, Ph.D.	2024	196,624	32,110	600	164,640	12,621	406,595
Chief Technology Officer	2023	160,626	—	—	—	9,638	170,264

(1)	The amounts reported represent the aggregate grant-date fair value of the stock awards awarded to the named executive officer, calculated in accordance with ASC 718.

(2)	The amounts reported represent the aggregate grant-date fair value of the stock options awarded to the named executive officer, calculated in accordance with ASC 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-based vesting conditions.
(3)	Represents our contributions to our workplace pension scheme, the 401(k) Plan (as defined below) and private healthcare insurance.

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

We sponsor a 401(k) savings plan (the “401(k) Plan”) for all eligible employees. Under the 401(k) Plan, we do make matching contributions into the 401(k) Plan including the annual required safe harbor match.

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

On March 29, 2023, we entered into an employment agreement with Ms. Keck (the “Keck Employment Agreement”) setting forth the terms and conditions of her employment and her expectations as Chief Financial Officer. The Keck Employment Agreement provides, among other things, for: (i) a term of three years beginning from December 14, 2022, the date of Ms. Keck’s appointment as Chief Financial Officer, subject to automatic renewal for successive one year terms unless either party provides sixty (60) days prior written notice of its intent not to renew; (ii) an annual base salary of $300,000 (subject to adjustment upwards to $350,000 in the board of director’s discretion, but at the latest immediately upon the listing of the Company’s common stock on either The Nasdaq Stock Market or the NYSE American Exchange); (iii) eligibility for an annual bonus having a maximum of 40% of her then base salary; and (iv) in the event that Ms. Keck’s employment is terminated without “cause” or she resigns “for good reason” (each as defined in the Keck Employment Agreement), or her employment is terminated at the end of the any term as the result of the Company providing notice of non-renewal, subject to execution and non-revocation of a release of claims in the Company’s favor, Ms. Keck will be eligible for: (a) payments equal to twelve (12) months of her base salary (at the rate in effect immediately prior to the date of termination), less applicable withholdings and authorized deductions, to be paid in equal installments in accordance with our customary payroll practices), (b) a pro-rata bonus for the year of termination and (c) in the event Ms. Keck timely elects to continue any health insurance employee benefits pursuant to COBRA, monthly payments equal to the applicable COBRA costs for a period of six (6) months. Ms. Keck is subject to non-compete and non-solicit provisions, which apply during the term of her employment and for a period of twelve (12) months following termination of her employment for any reason. The Keck Employment Agreement also contains customary confidentiality and assignment of inventions provisions.  Effective on May 31, 2024, the date the Company’s common stock became listed on Nasdaq, Ms. Keck’s salary was increased to $350,000.

We entered into a service agreement with Dr. Ogier, dated as of February 23, 2021 (the “Ogier Employment Agreement”). The Ogier Employment Agreement will continue until terminated (a) by either party giving not less than six months’ prior notice in writing, (b) by SmartKem electing to make a “Payment in Lieu” whereby SmartKem pays to Dr. Ogier an amount equal to his salary which he would have been entitled to receive during the notice period referenced in clause (a), or (c) for “cause”; (iii) an annual base salary of $163,788; and (iv) Dr. Ogier’s participation in SmartKem’s pension program and death in service (life insurance) scheme. The Ogier Employment Agreement also contains customary confidentiality and assignment of inventions provisions.

One-Time Bonuses

On February 28, 2025, the compensation committee approved one-time bonuses to Mr. Jenks, Ms. Keck, Ms. Brown and Mr. Ogier, in amounts equal to $150,000,  $99,041,  $31,618 and $31,618, respectively.

On July 31, 2024, the compensation committee approved one-time bonuses  to Ms. Brown and Mr. Ogier, each equal to $32,110.

On June 14, 2024, the compensation committee approved one-time bonuses to Mr. Jenks and Ms. Keck in amounts equal to $26,767 and $45,000, respectively, in light of their significant contributions to our uplisting to Nasdaq.

On September 6, 2023, the compensation committee approved one-time bonuses (the “2023 Bonuses”) to Mr. Jenks and Ms. Keck in amounts equal to $100,000 and $75,000, respectively. Fifty percent of the 2023 Bonuses were paid upon approval, and the remaining 50% were paid upon the listing of the shares of the Company’s common stock on Nasdaq

Outstanding Equity Awards as of December 31, 2024

The following table presents information regarding the outstanding options held by each of our named executive officers as of December 31, 2024.

			Option Awards
			Number of Securities Underlying
			Unexercised Options (#)		Option	Option
					Exercise	Expiration
Name	Grant Date	Type	Exercisable	Unexercisable	Price ($)	Date (1)
Ian Jenks	03/31/2021	ISO	15,995	1,066	$70.00	03/30/2031
	08/07/2022	ISO	2,589	1,697	$70.00	08/06/2032
	06/14/2024	ISO	16,000	—	$6.50	06/14/2034
	06/14/2024	ISO	61,875	103,125	$6.50	06/14/2034
Barbra Keck	03/31/2021	NQSO	483	32	$70.00	03/30/2031
	08/07/2022	NQSO	104	68	$70.00	08/06/2032
	12/14/2022	NQSO	6,429	6,429	$70.00	12/13/2032
	06/14/2024	ISO	37,500	62,500	$6.50	06/14/2034
Simon Ogier, Ph.D.	03/31/2021	NQSO	4,999	333	$70.00	03/31/2031
	07/08/2022	NQSO	777	509	$70.00	07/08/2032
	06/14/2024	NQSO	18,375	30,625	$6.50	06/14/2034

(1)	The expiration date shown is the normal expiration date and the latest date that options may be exercised subject to certain extraordinary events.

Director Compensation

The following table sets forth information concerning the compensation paid to our directors during 2024.

		Cash	Stock	Stock Option
Director Name	Year	Compensation	Awards (1)	Awards (2)	Total
		$	$	$	$
Klaas de Boer (1)	2024	47,080	600	67,200	114,880
Steven DenBaars (2)	2024	47,080	600	67,200	114,880
Sri Peruvemba (3)	2024	47,080	600	67,200	114,880
Melisa Denis (4)	2024	62,644	600	67,200	130,444

(1)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2024 held by Mr. de Boer was 20,687.
(2)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2024 held by Mr. DenBaars was 20,515.
(3)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2024 held by Mr. Peruvemba was 21,887.
(4)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2024 held by Ms. Denis was 20,000.

Non-Employee Director Compensation

On March 31, 2021, the board of directors, upon recommendation of the Compensation Committee, adopted a non-employee director compensation policy (the “Policy”), pursuant to which each non-employee employee director is entitled to receive an annual cash retainer of $36,000. On July 31, 2024, the Board approved (i) an increase to the annual cash retainer to $55,000 and (ii) an annual $5,000 cash retainer to the Audit Committee chairperson. In addition, each non-employee director was initially granted options to purchase 18,000 shares of common stock, which will vest 25% on the one-year anniversary of the grant date and the remainder in equal monthly installments over three years and is entitled in each subsequent year to receive options to purchase 6,000 shares of common stock, which will vest on the one-year anniversary of the grant date. All equity awards granted pursuant to Policy are subject to the terms and conditions of the Company’s 2021 Equity Incentive Plan and/or the UK Tax-Advantaged Sub-Plan.

Policies and Practices Related to the Timing of Grants of Certain Equity Awards

Equity grants to new employees and directors may be made at the board of directors meeting following their hiring or appointment. To extent that we make equity grants to existing employees or directors, we typically have done so at board meetings at which officer bonuses are also determined. We do not have a practice of granting equity awards annually.   We do not grant equity awards in anticipation of the release of material nonpublic information. Similarly, we do not time the release of material nonpublic information about the company based on equity award grant dates.

As required by SEC rules, the following table presents information regarding awards issued to our Named Executive Officers in fiscal year 2024 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

					Percentage Change in the Closing Market Price of the
					Securities Underlying the Award Between the Trading
		Number of			Day Ending Immediately Prior to the Disclosure of
		Securities		Grant Date	Material Nonpublic Information and the Trading Day
	Grant	Underlying	Exercise Price	Fair Value	Beginning Immediately Following the Disclosure of
Name	Date	the Award	of the Award	of the Award (1)	Material Nonpublic Information
Ian Jenks	6/14/2024	165,000	$ 6.50	$ 554,400	(6.83)%
	6/14/2024	16,000	$ 6.50	$ 50,400	(6.83)%
Barbra Keck	6/14/2024	100,000	$ 6.50	$ 336,000	(6.83)%
Simon Ogier	6/14/2024	49,000	$ 6.50	$ 164,640	(6.83)%

(1)	The amounts reported represent the aggregate grant-date fair value of the stock options awarded to the named executive officer, calculated in accordance with Accounting Standards Codification 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-based vesting conditions.

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

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2024.

Number of securities remaining
	Number of securities to	Weighted average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected in
Plan category	warrants and rights (a)	warrants and rights (b)	column a) c) (2)
Equity compensation plans approved by security holders (1)	619,910	$12.31	158,216
Equity compensation plans not approved by security holders	—	$—	—
Total	619,910	$12.31	158,216

(1) The amounts shown in this row include securities under the 2021 Plan.

(2)  In accordance with the “evergreen” provision in our 2021 Plan, an additional 65,000 shares were automatically made available for issuance on the first day of 2025, which represents the maximum number of shares that can be added to the plan as a result of the evergreen provision.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2025, by:

●	each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of our common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all of our directors and current executive officers as a group.

We have determined beneficial ownership in accordance with SEC rules. Except as indicated in the footnotes below, and subject to applicable community property laws, we believe, based on the information furnished to us, the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The percentage of beneficial ownership is based on 3,620,217 shares of our common stock outstanding as of March 31, 2025. In computing the number of shares beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed to be outstanding all shares of our common stock as to which such person or entity has the right to acquire within 60 days of March 31, 2025, through the exercise of any option or other right. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise noted below, the address of each beneficial owner named below is c/o SmartKem, Inc., Manchester Technology Center, Hexagon Tower, Delaunays Road, Blackley Manchester, M9 8GQ U.K.

	Shares	Percentage
	Beneficially	Beneficially
Name of Beneficial Owner	Owned (#)	Owned (%)
5% Stockholders:
Octopus Investments Limited (1)	213,602	5.9%
Orin Hirschman (2)	355,431	9.9%
The Hewlett Fund, LP (3)	355,431	9.9%
Five Narrow Lane (4)	355,431	9.9%
MYDA Advisors (5)	333,333	9.3%
Laurence Lytton (6)	333,333	9.3%

Executive Officers and Directors:
Ian Jenks (7)	114,735	3.2%
Jonathan Watkins	—	—
Barbra Keck (8)	49,347	1.4%
Beverley Brown (9)	32,230	*
Simon Ogier (10)	32,229	*
Klaas de Boer (11)	26,193	*
Steven DenBaars (12)	9,481	*
Sri Peruvemba (13)	10,320	*
Melisa Denis (14)	8,433	*
All directors and current executive officers as a group:	282,968	7.9%

* Less than 1%

(1)

Based upon information contained in a Schedule 13D/A filed Octopus Titan VCT Plc  and Octopus Investments Nominees Limited (collectively, the “Octopus Funds”) on January 21, 2025 and other information known to the Company Consists of 211,895 shares of our common stock held by Octopus Titan VCT Plc and 1,707 shares of our common stock held by. Octopus Investments Limited (“Octopus”) is the sole manager of each of the Octopus Funds. Through Octopus's position with Octopus Funds, Octopus is deemed to control the voting and disposition of the shares of our common stock held by the Octopus Funds. Octopus disclaims beneficial ownership of the shares of our common stock held by the Octopus Funds except to the extent of its pecuniary interest therein. The address of Octopus Titan VCT Plc,  Octopus Investments Nominees Limited and Octopus Investments Limited is 33 Holburn, London ECIN 2HT.

(2)

Based upon information contained in a Schedule 13G/A filed by AIGH Capital Management, LLC (“AIGH CM”) and Mr. Orin Hirschman on February 4, 2025 and other information known to the Company. Consists of shares of our common stock held by AIGH Investment Partners, L.P. (“AIGH LP”), WVP Emerging Manger Onshore Fund, LLC (“WVP”) and by AIGH Investment Partners, LLC (“AIGH LLC”). Excludes, after giving effect to the 9.99% beneficial ownership blockers, shares of common stock issuable upon the conversion of Series A-1 Preferred Stock and the exercise of certain warrants. Mr. Hirschman is the managing member of AIGH CM, which is an advisor or sub-advisor with respect to the securities held by AIGH LP and WVP, and president of AIGH LLC. Mr. Hirschman has voting and investment control over the securities indirectly held by AIGH CM and directly by AIGH LP and AIGH LLC. The address of Mr. Hirschman, AIGH CM, AIGH LP, WVP and AIGH LLC is 6006 Berkeley Ave., Baltimore, MD 21209.

(3)

Based upon information known to the Company. Excludes, after giving effect to the 9.99% beneficial ownership blockers, shares of common stock issuable upon the conversion of Series A-1 Preferred Stock and the exercise of certain warrants. The address of the Hewlett Fund LP is 100 Merrick Road, Suite 400W, Rockville Centre, NY 11570.

(4)

Based upon information contained in a Schedule 13G filed by Five Narrow Lane LP on February 1, 2024 and other information known to the Company. Excludes, after giving effect to the 9.99% beneficial ownership blockers, shares of common stock issuable upon the conversion of Series A-1 Preferred Stock and the exercise of certain warrants.  The address of Five Narrow Lane LP is 510 Madison Avenue, Suite 1400, New York, NY 10022.

(5)

Based upon information contained in a Schedule 13G filed by MYDA Advisors LLC, MYDA Capital GP, LLC, MYDA Advantage, L.P. and Jason Lieber on December 27, 2024 and other information known to the Company. Excludes, after giving effect to the 4.99% beneficial ownership blockers, shares of common stock issuable upon the exercise of certain warrants. The address of MYDA Advisors LLC, MYDA Capital GP, LLC, MYDA Advantage, L.P. and Jason Lieber is 1067 Broadway, Suite A, Woodmere, NY 11598.

(6)

Based upon information contained in a Schedule 13G filed by Laurence W. Lytton on December 24, 2024 and other information known to the Company. Excludes, after giving effect to the 4.99% beneficial ownership blockers, shares of common stock issuable upon the exercise of certain warrants. The address of Laurence W. Lytton is 467 Central Park West, New York, NY 10025.

(7)	Includes 10,511 shares of our common stock held and options to acquire 104,224 shares of our common stock exercisable within 60 days of March 31, 2025.
(8)	Includes of 100 shares of our common stock held and options to acquire 49,247 shares of our common stock exercisable within 60 days of March 31, 2025.
(9)

Includes 672 shares of our common stock held by B Brown Consultants Ltd and options to acquire 31,558 shares of our common stock exercisable within 60 days of March 31, 2025, held by Dr. Brown. Dr. Brown exercises dispositive and voting power over the securities owned by B Brown Consultants Ltd.

(10)	Includes 5,760 shares of our common stock held and options to acquire 26,469 shares of our common stock exercisable within 60 days of March 31, 2025.
(11)

Includes (i) 11,430 shares of our common stock held by Mr. de Boer’s spouse in our private placement that closed in February 2021, (ii) options to acquire 8,948 shares of our common stock exercisable within 60 days of March 31, 2025, (iii) 5,715 shares of common stock issuable upon exercise of certain warrants held by Mr. de Boer’s spouse and (iv) 100 shares of common stock held by Mr. de Boer.
(12)	Includes 815 shares of our common stock held and options to acquire 8,666 shares of our common stock exercisable within 60 days of March 31, 2025.
(13)	Includes 100 shares of our common stock held and options to acquire 10,220 shares of our common stock exercisable within 60 days of March 31, 2025.
(14)	Includes 100 shares of our common stock held and options to acquire 8,333 shares of our common stock exercisable within 60 days of March 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2023, and each currently proposed transaction in which:

●	The Company (“we”) has been or is to be a participant;

●	the amount involved exceeded or will exceed the lesser of $120,000 or 1% of our total assets at year-end for our last two completed fiscal years; and

●	any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.”

Consulting Arrangement with Jonathan Watkins

Prior to his appointment as our Chief Operating Officer, Mr. Watkins served as a consultant to our company pursuant to an oral consulting arrangement.  During the fiscal year ended December 31, 2024, we paid DITEVEN, a company controlled by Mr. Watkins, $65,501 for his services. From January 1, 2025 through Mr. Watkins’ appointment as our Chief Operating Officer on March 10, 2025 we paid DITEVEN $67,364.

June 2023 PIPE and Conversion Agreement

On June 14, 2023, we and certain investors entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which we sold an aggregate of (i) 9,229 shares of Series A-1 Convertible Preferred Stock at a price of $1,000 per share (the “Series A-1 Preferred Stock”), (ii) 2,950 shares of the Company’s Series A-2 Convertible Preferred Stock at a price of $1,000 per share (“Series A-2 Preferred Stock” and together with the Series A-1 Preferred Stock, the “Preferred Stock”), (iii) Class A Warrants to purchase up to an aggregate of 1,391,927 shares of common stock (the “Class A Warrant”), and (iv) Class B Warrants to purchase up to an aggregate of 798,396 shares of common stock (the “Class B Warrant” and together with the Class A Warrant, the “Warrants”) for aggregate gross proceeds of $12.2 million (the “June 2023 PIPE”).

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

On January 26, 2024, we entered into a Consent, Conversion and Amendment Agreement (the “Consent Agreement”) with each holder of the Series A-1 Preferred Stock. Pursuant to the Consent Agreement, each holder of Series A-1 Preferred Stock converted, subject to the terms and conditions of the Consent Agreement, 90% of its Series A-1 Preferred Stock (the “Conversion Commitment”) into shares of common stock, except as provided below for the Exchanging Holders (as defined below). Pursuant to the Consent Agreement, in the event the conversion of all of the Series A-1 Preferred Stock held by a Holder would have resulted in such Holder acquiring shares of common stock in excess of its Beneficial Ownership Limitation (as defined in the Purchase Agreement) (an “Exchanging Holder”), such Exchanging Holder agreed to (i) convert its shares of Series A-1 Preferred Stock subject to its Conversion Commitment into shares of common stock up to its Beneficial Ownership Limitation, and (ii) exchange all of its remaining shares of Series A-1 Preferred Stock subject to its Conversion Commitment for Class C warrants (each a “Class C Warrant”) covering the shares of common stock that would have been issued to such Holder but for the Beneficial Ownership Limitation (the “Exchange”). The Class C Warrants have an exercise price of $0.0001, were exercisable upon issuance and will expire when exercised in full. The Class C Warrants may be exercised for cash or on a cashless basis at the election of the Exchanging Holder. The Class C Warrants may not be exercised to the extent that the Exchanging Holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the Exchanging Holder, 9.99%) of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the Exchanging Holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise.  Under the Consent Agreement, we issued (i) 412,293 shares of common stock and (ii) Class C Warrants to purchase up to 726,344 shares of common stock upon the conversion or exchange of an aggregate of 9,963 shares of Series A-1 Preferred Stock.

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

Orin Hirschman and his affiliates, The Hewlett Fund, LP and Five Narrow Lane, all of whom are beneficial holders of more than 5% of our capital stock, participated in the June 2023 PIPE. Orin Hirschman and his affiliates purchased 5,029 shares of Series A-1 Preferred Stock, Series A Warrants to purchase 574,744 shares of common stock and Series B Warrants to purchase 596,800 shares of common stock in the June 2023 PIPE for $5.0 million.  The Hewlett Fund purchased 2,500 shares of Series A-1 Preferred Stock, Series A Warrants to purchase 285,715 shares of common stock and Series B Warrants to purchase 160,000 shares of common stock in the June 2023 PIPE for $2.5 million. Five Narrow Lane purchased 1,200 shares of Series A-1 Preferred Stock, and Series A Warrants to purchase 137,143 shares of common stock in the June 2023 PIPE for $1.2 million. In connection with the June 2023 PIPE, we also issued The Hewlett Fund, LP additional Series B Warrants to purchase 42,858 shares of common stock pursuant to a consulting agreement.

Orin Hirschman and his affiliates, The Hewlett Fund, LP and Five Narrow Lane were also parties to the Consent Agreement and the 2024 Registration Rights Agreement. In connection with the Consent Agreement, we issued to Orin Hirschman and his affiliates Class C Warrants to purchase 469,201 shares of common stock and The Hewlett Fund Class C Warrants to purchase 257,143 shares of common stock.

2024 Offering and Related Transactions

On December 17, 2024, we entered into a Consent and Amendment Agreement (the “2024 Consent Agreement”) with certain holders of securities issued in the June 2023 PIPE pursuant to which, among other things, such holders agreed to (i) amend certain of the terms of the Purchase Agreement and (ii) amend and restate certain of the provisions of the Series A-1 Preferred Stock, effective immediately prior to the closing of a “Qualified Offering” (as defined in the 2024 Consent Agreement) (the “Effective Time”). Orin Hirschman and his affiliates, and Five Narrow Lane, all of whom are beneficial holders of more than 5% of our capital stock, are parties to the 2024 Consent Agreement.

In connection with the transactions contemplated by the 2024 Consent Agreement, we entered into a General Release (the “Release”) with the Hewlett Fund LP pursuant to which the Hewlett Fund LP agreed on its own behalf and on behalf of certain of its related parties to release us and certain of our related parties from any claims, including claims arising out of the transactions contemplated by the Purchase Agreement, effective as of the Effective Time, in exchange for Class C Warrants to purchase 750,000 shares of common stock.

On December 18, 2024, we entered into a securities purchase agreement (the “RD Purchase Agreement”) with certain institutional investors (each, an “RD Purchaser” and, collectively, the “RD Purchasers”), pursuant to which we agreed to issue and sell to the RD Purchasers: (i) in a registered direct public offering (the “Public Offering”) 1,449,997 shares of common stock; and (ii) in a concurrent private placement (the “RD Purchaser Private Placement” and, together with the Public Offering, the “RD Purchaser Offering”) Class D Common Stock Purchase Warrants (the “Class D Warrants”) to purchase up to 1,449,997 shares of common stock. The purchase price for each share of common stock sold in the Public Offering was $3.00. Concurrently with the RD Purchaser Offering, we entered into a securities purchase agreement (the “PIPE Purchase Agreement”) with certain institutional investors (each, a “PIPE Investor” and, collectively, the “PIPE Investors”), pursuant to which we agreed to issue and sell to the PIPE Investors in a private placement (the “Private Placement” and together with the RD Purchase Offering, the “2024 Offering’)): (i) 169,784 shares of common stock; (ii) Pre-funded Warrants to purchase up to 930,215 shares of common stock; and (iii) Class D Warrants to purchase up to 1,099,999 shares of common stock. The purchase price for each share of common stock sold in the Private Placement was $3.00. The purchase price for each Pre-funded Warrant sold in the

Private Placement was $2.9999. The 2024 Offering constituted a Qualified Offering under the 2024 Consent Agreement.

The Pre-funded Warrants were exercisable immediately and may be exercised at any time until all of the Pre-funded Warrants are exercised in full. Each Pre-funded Warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share of common stock.   The Class D Warrants have an exercise price of $3.00 per share of common stock. The Class D Warrants were exercisable upon issuance and expire on December 31, 2025.

In connection with the 2024 Consent Agreement, the Release and the 2024 Offering, we entered into a registration rights agreement (the “2024 Registration Rights Agreement”) with the RD Purchasers, the PIPE Investors, the Consenting Holders, the Hewlett Fund LP and Craig-Hallum Capital Group LLC pursuant to which we agreed to file one or more registration statements on Form S-1 covering the resale or other disposition of: (i) shares of common stock purchased in the Private Placement; (ii) shares of common stock issuable upon the exercise of the warrants issued and sold in the 2024 Offering; (iii) the additional shares of common stock that became issuable upon the conversion of the Series A-1 Preferred Stock as a result of the terms of the Second Amended and Restated Certificate of Designation for the Series A-1 Preferred Stock (including shares of common stock issuable upon the exercise of Pre-funded Warrants that may become issuable upon the conversion of the Series A-1 Preferred Stock); (iv) shares of common stock issuable upon the exercise of Class C Warrants issued to the Hewlett Fund LP pursuant to the Release and (v) shares of common stock issuable upon the exercise of the Placement Agent Warrants issued to Craig-Hallum Capital Group LLC in connection with the 2024 Offering (collectively, the “Registrable Securities”). In the Registration Rights Agreement, we have, among other things, agreed to: (i) file an initial registration statement covering the Registrable Securities no later than the earlier of (A) April 25, 2025 and (B) the 10th day after the filing of this Annual Report on Form 10-K for the year ended December 31, 2024; (ii) use our best efforts to cause any registration statement to be declared effective by the SEC as promptly as possible (the date on which the initial registration statement is declared effective by the SEC, the “Effective Date”); and (iii) use our best efforts to keep any such registration statement continuously effective until the date that all of the Registrable Securities covered by such registration statement (X) have been sold thereunder or pursuant to Rule 144, or (Y) may be sold without volume or manner-of-sale restrictions under Rule 144 and without the requirement that we be in compliance with the current public information requirement under Rule 144, subject to certain black-out rights. In the event that we fail to timely file a registration statement or comply with certain covenants in the 2024 Registration Rights Agreement, we will become subject to liquidated damages calculated as provided in the 2024 Registration Rights Agreement.

Orin Hirschman and his affiliates, The Hewlett Fund, LP, Five Narrow Lane, Lytton-Kambara Foundation and MYDA Advisors LLC all of whom are beneficial holders of more than 5% of our capital stock, participated in the 2024 Offering. Orin Hirschman and his affiliates purchased 169,784 shares of common stock, Pre-funded Warrants to purchase 730,216 shares of common stock and Class D Warrants to purchase  900,000 shares of common stock in the Private Placement.  The Hewlett Fund, LP purchased (i) 200,000 shares and Class D Warrants to purchase  200,000 shares of common stock in the RD Purchaser Offering and (ii) Pre-funded Warrants to purchase 116,666 shares of common stock and Class D Warrants to purchase  116,666 shares of common stock in the Private Placement. Five Narrow Lane purchased 166,666 shares and Class D Warrants to purchase 166,666 shares of common stock in the RD Purchaser Offering. Lytton-Kambara Foundation purchased (i) 333,333 shares and Class D Warrants to purchase  333,333 shares of common stock in the RD Purchaser Offering and (ii) Pre-funded Warrants to purchase 83,333 shares of common stock and Class D Warrants to purchase  83,333 shares of common stock in the Private Placement. MYDA Advisors LLC purchased 333,333 shares and Class D Warrants to purchase 333,333 shares of common stock in the RD Purchaser Offering.  Orin Hirschman and his affiliates, The Hewlett Fund, LP, Five Narrow Lane, Lytton-Kambara Foundation and MYDA Advisors LLC are parties to the 2024 Registration Rights Agreement.

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

Director Independence

Pursuant to the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under such rules, our board of directors has determined that all current members of the board of directors are independent, except Mr. Jenks and Mr. Peruvemba. Mr. Jenks is not an independent director under these rules because he is an executive officer of the Company. Mr. Peruvemba is not an independent director under these rules, because, prior to his appointment to the board of directors, he served as a consultant to the Company and had earned compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the last three years. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors and executive officers.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table summarizes the fees paid for professional services rendered by Marcum, LLP, our independent registered public accounting firm, for each of the last fiscal years:

	For the Years End December 31,
US$(000)	2024	2023
Audit fees	$505	$336
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$505	$336

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

3.1†	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.4†	Description of Securities

4.5	Form of Class A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

4.6	Form of Class B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

4.8	Form of Class C Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 29, 2024)

4.9	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 2024)

4.10	Form of Class D Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 20, 2024)

10.1#	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.2#	U.K. Tax Advantaged Sub-Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.3*	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

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

10.7	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.8	Form of Pre-Exchange Indemnity Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.9

Letter Agreement, dated as of February 23, 2021, among the Registrant and Octopus Titan VCT plc and certain related parties (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.10

Subscription Agreement, dated January 27, 2022, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022)

10.11

Registration Rights Agreement, dated January 27, 2022, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2022)

10.12* **

Renewal Lease by Reference of Lease of The Whole of the 8th Floor, Hexagon Tower, Manchester, M9 8GP, dated April 12, 2022, between AG Hexagon BV and SmartKem Limited (incorporated by reference to Exhibit 10.3 on the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022)

10.13#

Employment Agreement, dated as of December 14, 2022, by and between the Registrant and Barbra Keck (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 30, 2023)

10.14	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

10.15	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

10.16*

Technical Service Agreement, dated July 1, 2023,  by and between SmartKem Limited and Industrial Technology Research Institute (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 filed on July 24, 2023)

10.17#	Amendment to the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2023)

10.18	Form of Consent Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2024)

10.19	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 29, 2024)

10.20

Framework Supply Agreement, dated March 22, 2024, by and between SmartKem Limited and CPI Innovation Services Limited (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 27, 2024)

10.21*

Joint Development Agreement, dated July 26, 2024, by and between SmartKem Limited and Shanghai Chip Foundation Semiconductor Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2024)

10.22**

Collaboration Agreement, dated November 19, 2024, by and between SmartKem Limited and AUO (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2024)

10.23**

Collaboration Agreement, dated December 2, 2024, by and between SmartKem Limited and Flexible Integrated Circuits, SL (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2024)

10.24

Consent and Amendment Agreement, dated December 17, 2024, by and among SmartKem, Inc. and  the holders party thereto(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2024)

10.25

General Release, dated December 17, 2024, by and between SmartKem, Inc. and Hewlett Fund LP  (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2024)

10.26

Placement Agency Agreement, dated December 18, 2024, by and between SmartKem, Inc. and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 20, 2024)

10.27

Form of Securities Purchase Agreement, dated December 18, 2024, by and among SmartKem, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2024)

10.28

Form of Securities Purchase Agreement, dated December 18, 2024, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2024)

10.29

Form of Registration Rights Agreement, dated December 18, 2024, by and among the Company and the parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2024)

10.30#

Employment Agreement, dated as of March 10, 2025, by and between SmartKem Limited and Jonathan Watkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2025)

10.31†**	Letter of Variation, dated March 28, 2025, by and between SmartKem Limited and CPI Innovation Services Limited

10.32†*	License of Office Space, dated March 28, 2025, by and between SmartKem Limited and CPI Innovation Services Limited

19.1†	Insider Trading Policy

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2023)

23.1†	Consent of Marcum LLP, independent register public accounting firm (Marcum LLP, New York, USA, PCAOB ID # 688)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1†	Incentive Compensation Repayment (Clawback) Policy

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

** Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) is of the type the registrant customarily and actually treats as private or confidential. The Registrant hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits to the SEC on a confidential basis upon request..

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: March 31, 2025

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

Name	Title	Date

/s/ Ian Jenks Ian Jenks	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2025

/s/ Barbra C. Keck Barbra C. Keck	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2025

/s/ Klaas de Boer Klaas de Boer	Director	March 31, 2025

/s/ Steven DenBaars Steven DenBaars	Director	March 31, 2025

/s/ Sri Peruvemba Sri Peruvemba	Director	March 31, 2025

/s/ Melisa Denis Melisa Denis	Director	March 31, 2025