Form 10-Q
period 2025-03-31
SmartKem, Inc.
filed 2025-05-13
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 12, 2025, there were 4,431,165 of the registrant’s shares of common stock outstanding.

Item 1. Financial Statements

SMARTKEM, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except number of shares and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$3,881	$7,141
Research and development tax credit receivable	664	519
Prepaid expenses and other current assets	1,091	849
Total current assets	5,636	8,509
Property, plant and equipment, net	220	269
Right-of-use assets, net	54	120
Other assets, non-current	—	6
Total assets	$5,910	$8,904

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,439	$1,791
Lease liabilities, current	24	47
Other current liabilities	639	450
Total current liabilities	2,102	2,288
Lease liabilities, non-current	21	25
Total liabilities	2,123	2,313

Commitments and contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, 856 shares issued and outstanding, at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 3,620,217 and 3,590,217 shares issued and outstanding, at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	122,651	122,316
Accumulated other comprehensive loss	(2,110)	(1,105)
Accumulated deficit	(116,754)	(114,620)
Total stockholders' equity	3,787	6,591
Total liabilities and stockholders’ equity	$5,910	$8,904

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except number of shares and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$23	$—
Cost of revenue	1	—
Gross profit	22	—

Other operating income	251	202

Operating expenses
Research and development	1,497	1,276
General and administrative	2,009	1,362
(Gain)/loss on foreign currency transactions	(95)	13
Total operating expenses	3,411	2,651

Loss from operations	(3,138)	(2,449)

Non-operating income/(expense)
Gain/(loss) on foreign currency transactions	969	(6)
Change in fair value of the warrant liability	—	753
Interest income/(expense)	10	6
Total non-operating income/(expense)	979	753

Loss before income taxes	(2,159)	(1,696)
Income tax refund	25	—
Net loss	$(2,134)	$(1,696)
Preferred stock deemed dividends	—	(7,094)
Net loss attributed to common stockholders	$(2,134)	$(8,790)

Weighted average shares outstanding - basic and diluted	6,649,603	2,735,375

Basic and diluted net loss per common share attributed to common stockholders	$(0.32)	$(3.21)

Net loss	$(2,134)	$(1,696)
Other comprehensive loss:
Foreign currency translation	(1,005)	(18)
Total comprehensive loss	$(3,139)	$(1,714)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common stock		Additional	Accumulated other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	equity
Balance at January 1, 2025	856	$—	3,590,217	$—	$122,316	$(1,105)	$(114,620)	$6,591
Stock-based compensation expense	—	—	—	—	250	—	—	250
Issuance of common stock to vendor	—	—	30,000	—	85	—	—	85
Foreign currency translation adjustment	—	—	—	—	—	(1,005)	—	(1,005)
Net loss	—	—	—	—	—	—	(2,134)	(2,134)
Balance at March 31, 2025	856	$—	3,620,217	$—	$122,651	$(2,110)	$(116,754)	$3,787

	Preferred Stock		Common stock		Additional	Accumulated other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	equity
Balance at January 1, 2024	13,765	$—	889,668	$—	$104,757	$(1,578)	$(95,066)	$8,113
Stock-based compensation expense	—	—	—	—	107	—	—	107
Issuance of stock awards	—	—	3,400	—	21	—	—	21
Issuance of common stock to vendor	—	—	50,000	—	53	—	—	53
Conversion of Preferred stock into common stock	(3,817)	—	436,294	—	—	—	—	—
Exchange of Preferred stock into common stock warrants	(6,356)	—	—	—	—	—	—	—
Deemed dividend on extinguishment of Preferred stock	—	—	—	—	7,069	—	(7,094)	(25)
Cashless exercise of warrants into common stock	—	—	388	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(1,696)	(1,696)
Balance at March 31, 2024	3,592	$—	1,379,750	$—	$112,007	$(1,596)	$(103,856)	$6,555

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities:
Net loss	$(2,134)	$(1,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56	63
Stock-based compensation expense	250	129
Issuance of common stock to vendor	85	53
Right-of-use asset amortization	68	60
Gain/(loss) on foreign currency transactions	(1,063)	19
Change in fair value of the warrant liability	—	(753)
Change in operating assets and liabilities:
Accounts receivable	—	267
Research and development tax credit receivable	(126)	(202)
Prepaid expenses and other assets	(222)	(264)
Accounts payable and accrued expenses	(393)	822
Lease liabilities	(29)	(69)
Other current liabilities	170	—
Net cash used in operating activities	(3,338)	(1,571)

Effect of exchange rate changes on cash	78	(14)

Net change in cash	(3,260)	(1,585)

Cash, beginning of period	7,141	8,836
Cash, end of period	$3,881	$7,251
	—
Supplemental disclosure of cash and non-cash investing and financing activities
Issuance of common shares for consulting services	$85	$53

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	GENERAL

Organization

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

On February 23, 2021, Parasol entered into a Securities Exchange Agreement (the “Exchange Agreement”), with SmartKem Limited. Pursuant to the Exchange Agreement all of the equity interests in SmartKem Limited, except certain deferred shares which had no economic or voting rights (the “Deferred Shares”) and which were purchased by Parasol for an aggregate purchase price of $1.40, were exchanged for shares of Parasol common stock, par value $0.0001 per share (“common stock”), and SmartKem Limited became a wholly owned subsidiary of Parasol (the “Exchange”).

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

The Company entered into a framework services agreement with CPI Innovation Services Limited (“CPIIS”), the commercial trading company for CPI, pursuant to which the Company purchases services consisting primarily of access to CPI process equipment required for fabrication as well as access to CPI staff with specific skills, to the extent required, at specified costs, including a minimum annual spending requirement.  The Company’s agreement with CPIIS expired on March 31, 2025, but has been extended as described below. CPIIS is in the process of reviewing the operation of the clean room facility used by the Company and is seeking to reduce the facility’s operating costs by, among other things, consolidating its clean rooms and seeking to pass more of its operating costs to users including the Company. On March 28, 2025, the Company entered into an agreement with CPIIS pursuant to which the term of the current CPIIS agreement was extended until May 31, 2025.  The Company intends to use the extension period to complete negotiations with CPIIS regarding a

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

longer-term agreement.  Under the terms of the extension, the Company has agreed to an increase in its share of the costs of the CPI facility and to increased minimum usage obligations during the extension period.  The Company expects that any longer-term agreement with CPIIS will require the Company to bear additional costs.  If the Company is unable to reach a new agreement with CPIIS on terms that are satisfactory to the Company, the Company intends to find an alternative facility. The Company believes that there are adequate alternative sites available at which it could conduct its prototyping operations.  In the event that the Company decides to move its prototyping operation to an alternative facility, the Company believes that the move would take between two and nine months, depending on equipment availability and any required facility modifications, during which time the Company would incur additional costs to prepare the new facility and install any necessary equipment. In such event, the Company intends to schedule its prototyping activities to minimize any disruption to those operations and would use ITRI’s prototyping line as an interim facility for such work.

If the Company is unable to obtain access to another prototyping facility on similar terms to its arrangements with CPI, the Company would be materially and adversely affected.  The Company has approximately 11 employees located at CPI.  Even if the Company is able to locate a suitable replacement  facility on acceptable terms, there is no assurance that the key employees at CPI would accept positions at a new facility, particularly if it is located remotely from the CPI facility.  Even if the Company locates a suitable replacement facility, it is possible that the Company’s ability to engage in product development, prototyping of demonstration products and process improvement activities may be significantly delayed as a result of the relocation of those functions.

Going Concern

The Company has incurred continuing losses including net losses of $2.1 million for the three months ended March 31, 2025. The Company’s cash as of March 31, 2025 was $3.9 million with net cash used in operating activities of $3.3 million for the three months ended March 31, 2025. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products.

The Company expects that its cash and cash equivalents of $3.9 million as of March 31, 2025 will not be sufficient to fund its operating expenses and capital expenditure requirements for the 12 months from the issuance of these financial statements and that the Company will require additional capital funding to continue its operations and research development activity thereafter. It is possible this period could be shortened if there are any significant increases in spending or more rapid progress of development programs than anticipated.

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

There is substantial doubt that the Company will be able to pay its obligations as they fall due, and this substantial doubt is not alleviated by management plans. The condensed consolidated financial statements as of March 31, 2025 have been prepared assuming that the Company will continue as a going concern. Accordingly,

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

the consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 and may also be found on the Company’s website (www.smartkem.com). In these notes to the interim condensed consolidated financial statements the terms “us,” “we” or “our” refer to the Company and its consolidated subsidiaries.

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

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended March 31, 2025 and 2024; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

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

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment: Semiconductor materials.

Recent Accounting Pronouncements

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

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Prepaid insurance	$361	$194
Deferred research & development costs	143	138
Research grant receivable	96	62
Prepaid facility costs	15	67
VAT receivable	326	319
Prepaid software licenses	51	66
Other receivable and other prepaid expenses	99	3
Total prepaid expenses and other current assets	$1,091	$849

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Plant and equipment	$1,609	$1,562
Furniture and fixtures	109	106
Computer hardware and software	102	98
	1,820	1,766
Less: Accumulated depreciation	(1,600)	(1,497)
Property, plant and equipment, net	$220	$269

Depreciation expense was $56.1 thousand and $63.2 thousand for the three months ended March 31, 2025 and 2024, respectively and is classified as research and development expense.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Accounts payable - trade	$738	$843
Payroll liabilities	175	397
VAT payable	266	287
Accrued expenses – legal fees	106	—
Accrued expenses – audit & accounting fees	56	106
Accrued expenses – other	98	158
Total accounts payable and accrued expenses	$1,439	$1,791

6.    LEASES

The Company has operating leases consisting of office space, lab space and equipment with remaining lease terms of 1 to 3 years, subject to certain renewal options as applicable.

The Company is not the lessor in any lease agreement, and no related party transactions for lease arrangements have occurred.

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods ended:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease cost	$73	$65
Short-term lease cost	3	6
Total lease cost	$76	$71

The total lease cost is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$73	$65
General and administrative	3	6
Total lease cost	$76	$71

Right of use lease assets and lease liabilities for the Company’s operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Assets
Right of use assets - Operating Leases	$54	$120
Total lease assets	$54	$120

Liabilities
Current liabilities:
Lease liability, current - Operating Leases	$24	$47
Noncurrent liabilities:
Lease liability, non-current - Operating Leases	21	25
Total lease liabilities	$45	$72

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company had no right of use lease assets or lease liabilities classified as financing leases as of March 31, 2025 and December 31, 2024.

The table below presents certain information related to the cash flows for the Company’s operating leases for the periods ended:

	March 31,
(in thousands)	2025	2024
Operating cash outflows from operating leases	$29	$69

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of the period ended:

March 31,
2025
Weighted average remaining lease term (in years) – operating leases	1.8
Weighted average discount rate – operating leases	10.90%

Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

March 31,
(in thousands)	2025
2025	$22
2026	22
2027	5
Total undiscounted lease payments	49
Less imputed interest	(4)
Total net lease liabilities	$45

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

Series A-1 Preferred Stock

On June 14, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware designating 18,000 shares out of the authorized but unissued shares of its preferred stock as Series A-1 Preferred Stock with a stated value of $1,000 per share

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(the “Series A-1 Certificate of Designation”). On January 29, 2024, the Company filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitation with the Secretary of State of Delaware designating 11,100 shares of Series A-1 Preferred Stock, and on December 20, 2024, the Company filed a Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitation with the Secretary of the State of Delaware designating 11,100 shares of Series A-1 Preferred Stock. The following is a summary of the principal amended and restated terms of the Series A-1 Preferred Stock as set forth in the Second Amended and Restated Series A-1 Certificate of Designation:

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

Mandatory Conversion

All outstanding shares of Series A-1 Preferred Stock shall automatically be converted into shares of common stock upon the earlier of (i) the Effective Date and (ii) the date and time, or upon the occurrence of an event, specified by vote or written consent of the holders of a majority of the then outstanding shares of the Series A-1 Preferred Stock which must include AIGH for so long as

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

AIGH is holding at least $1,500,000 in aggregate Stated Value of Series A-1 Preferred Stock (a “Mandatory Conversion”). In the case of a Mandatory Conversion, the holders of Series A-1 Preferred Stock shall receive (i) shares of shares in an amount that would not cause such holder to exceed its Beneficial Ownership Limitation (as defined below) (after giving effect to the Mandatory Conversion of shares of Series A-1 Preferred Stock held by the other holders), and (ii) Class C Warrants exercisable for the remaining shares which the holder would otherwise be entitled to receive.

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

As of March 31, 2025, there were an aggregate of 856 shares of Series A-1 Preferred Stock outstanding.

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

Common Stock Issued to Vendors for Services

During the three months ended March 31, 2025, 30,000 shares of our common stock were issued to a vendor in consideration for services to be provided.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Common Stock Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

Weighted-
Average
			Weighted-	Remaining
			Average	Contractual
	Number of	Exercise Price	Exercise	Term
	Shares	per Share	Price	(Years)
Warrants outstanding at January 1, 2025	5,171,430	$0.35 - $70.00	$4.94	2.26
Issued	—		—
Exercised	—		—
Expired	—		—
Warrants outstanding at March 31, 2025	5,171,430	$0.35 - $70.00	$4.94	2.02

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

Weighted-
Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2025	2,318,502	$0.0064
Issued	—	—
Exercised	—	—
Expired	—	—
Pre-funded warrants outstanding at March 31, 2025	2,318,502	$0.0064

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

At the 2023 Annual Meeting, the Company’s stockholders approved an amendment (the “2021 Plan Amendment”) to the Company’s 2021 Plan, increasing the number of the shares of common stock reserved for issuance under the 2021 Plan from 125,045 shares to 743,106 shares. The Company’s Board of Directors had previously approved the 2021 Plan Amendment, subject to stockholder approval.

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

The Company did not issue any options during the three months ended March 31, 2025.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table reflects share activity under the share option plans for the three months ended March 31, 2025:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-	Aggregate
		Average	Contractual	Average	Intrinsic
	Number of	Exercise	Term	Fair Value at	Value
	Shares	Price	(Years)	Grant Date	(in thousands)
Options outstanding at January 1, 2025	619,910	$12.31	9.06	$3.54
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(8,002)	10.48
Expired	—	—
Options outstanding at March 31, 2025	611,908	$12.33	8.93	$3.56
Options exercisable at March 31, 2025	303,353	$16.32	8.70		$20.75

Stock-based compensation is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$72	$42
General and administration	178	65
Total	$250	$107

Total compensation cost related to non-vested stock option awards not yet recognized as of March 31, 2025 was $1.5 million and will be recognized on a straight-line basis through the end of the vesting periods in June 2027. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

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

The following potentially dilutive securities were excluded from the computation of earnings per share as of March 31, 2025 and 2024 because their effects would be anti-dilutive:

	March 31,
	2025	2024
Common stock warrants	4,450,324	3,330,186
Assumed conversion of preferred stock	1,973,200	410,587
Stock options	611,908	69,920
Total	7,035,432	3,810,693

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

11.  DEFINED CONTRIBUTION PENSION

The Company operates a defined contribution pension scheme for its UK employees. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Pension cost is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$21	$21
General and administration	20	16
Total	$41	$37

12. SEGMENT REPORTING

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

The following table provides the net losses of the Semiconductor materials segment:

	Three Months Ended March 31,
	2025	2024
Revenue	$23	$-
Cost of revenue	1	-
Gross profit	22	-
Other operating income	251	202
Operating expenses
Research and development	1,497	1,276
General and administrative	2,009	1,362
(Gain)/loss on foreign currency transactions	(95)	13
Total operating expenses	3,411	2,651
Loss from operations	(3,138)	(2,449)
Total non-operating income/(expense)	979	753
Loss before income taxes	(2,159)	(1,696)
Income tax refund	25	-
Net loss	$(2,134)	$(1,696)

13. SUBSEQUENT EVENTS

Preferred Stock Conversion

Pursuant to the terms of the Series A-1 Certificate of Designation, on May 7, 2025, the remaining 856 outstanding shares of Series A-1 Preferred Stock automatically converted into an aggregate of 690,788 shares of common stock and Class C Warrants to purchase 1,282,412 shares of common stock. The Company filed a Certificate of Elimination with respect to the Series A-1 Certificate of Designation, pursuant to which, effective May 7, 2025, all matters set forth in the Series A-1 Certificate of Designation were eliminated from the Company’s Amended and Restated Certificate of Incorporation.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Consultant Shares

During the period of April 1, 2025 through May 1, 2025, 120,000 shares of our common stock were issued to a vendor in consideration for services to be provided.

Warrant Exercises

On April 9, 2025, 160 shares of our common stock were issued upon the exercise of Class B warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of SmartKem, Inc. (“SmartKem” or the “Company”) should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2024 to provide an understanding of its results of operations, financial condition and cash flows.

All references in this Quarterly Report to “we,” “our,” “us” and the “Company” refer to SmartKem, Inc., and its subsidiaries unless the context indicates otherwise.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity, and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q (this “Report”) that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “10-K”) in Item 1A under “Risk Factors” and the risks detailed from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). These forward-looking statements include, but are not limited to, statements about:

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

●	the timing and success of our, and our customers’, product releases;
●	our ability to develop new products and technologies;
●	our ability to meet management goals;
●	our ability to maintain compliance with the continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”);
●	our estimates of our expenses, ongoing losses, future revenue and capital requirements, including our needs for additional financing;

●	our ability to obtain additional funds for our operations and our intended use of any such funds;
●	our ability to remain eligible on an over-the-counter quotation system;
●	our receipt and timing of any royalties, milestone payments or payments for products, under any current or future collaboration, license or other agreements or arrangements;
●	our ability to obtain and maintain intellectual property protection for our technologies and products and our ability to operate our business without infringing the intellectual property rights of others;
●	the strength and marketability of our intellectual property portfolio;
●	our dependence on current and future collaborators for developing, manufacturing or otherwise bringing our products to market;
●	the ability of our third-party supply and manufacturing partners to meet our current and future business needs;
●	our exposure to risks related to international operations;
●	our dependence on third-party fabrication facilities;

●	our relationships with our executive officers, directors, and significant stockholders;
●	our expectations regarding our classification as a “smaller reporting company,” as defined under the Exchange Act, and an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”) in future periods;
●	our future financial performance;
●	the competitive landscape of our industry;
●	the impact of government regulation and developments relating to us, our competitors, or our industry; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our 10-K.

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

Our loss before income taxes was $2.1 million and $1.7 million for the three months ended March 31, 2025 and 2024. As of March 31, 2025, our accumulated deficit was $116.8 million. Substantially all our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.

Results of Operations for the three months ended March 31, 2025

Three months ended March 31, 2025 compared with three months ended March 31, 2024

Revenue and Cost of revenue

We had revenue of $23.0 thousand and cost of revenue of $1.0 thousand in the three months ended March 31, 2025. We had no revenue or cost of revenue in the same period of 2024. Both revenue and related cost of revenue for the three months ended March 31, 2025 are a result of sales of OTFT backplanes and TRUFLEX® materials for customer assessment and development purposes.

Other operating income

Other operating income was $0.3 million in the three months ended March 31, 2025, compared to $0.2 million in the same period of 2024. The primary source of other operating income is related to a research grant and research and development tax credits.

Operating expenses

Operating expenses were $3.4 million for the three months ended March 31, 2025 compared to $2.7 million for the three months ended March 31, 2024.

Research and development expenses are incurred for the development and process validation for TRUFLEX inks to make OTFT circuits, OTFT based display concepts integrating novel display technology, and provide dielectric solutions for packaging applications. The expenses consist primarily of payroll, technical facilities overheads, and development consumables costs. The research and development expenses represent 43.9% and 48.1% of the total operating expenses for the three months ended March 31, 2025 and 2024, respectively. Research and development expenses increased $0.2 million for the three months ended March 31, 2025 compared to the same period for the prior year. This increase primarily resulted from higher personnel expenses.

General and administrative expenses consist primarily of payroll and professional services such as investor relations, accounting and legal services. These expenses represent 58.9% and 51.4% of our total operating expenses for the three months ended March 31, 2025 and 2024, respectively. Selling, general and administrative expenses increased by $0.6 million for the three months ended March 31, 2025 compared to the same period for the prior year. This increase primarily resulted from an increase in personnel expenses as well as professional service fees primarily related to legal fees and investor relation activities.

Non-Operating income/(expense)

Non-operating income of $0.8 million for the three months ended March 31, 2024 resulted primarily from the revaluation of our warrant liability. Because of changes in certain of our warrants that occurred as a result of the listing of our common stock on the Nasdaq Capital Market on May 31, 2024, those warrants were accounted for as an equity instrument beginning on that date and as a result there was no similar gain or loss in the same period of 2025. We recorded a gain on foreign currency of $1.0 million for the three months ended March 31, 2025, with no similar gain or loss in the same period of 2024.

Liquidity and Capital Resources

As of March 31, 2025, our cash and cash equivalents were $3.9 million compared with $7.1 million as of December 31, 2024. We believe our cash balance at March 31, 2025 will not be sufficient to fund our operating expenses and capital expenditure requirements for the 12 months from the issuance of these financial statements and that we will require additional capital funding to continue our operations and research development activity. It is possible this period could be shortened if there are any significant increases in spending or more rapid progress of development programs than anticipated.

Our expected cash payments over the next twelve months include (a) $1.4 million to satisfy accounts payable and accrued expenses and (b) $24 thousand to satisfy the lease liabilities. Additional expected cash payments beyond the next twelve months include $21 thousand of lease liabilities.

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

Cash Flow

Net cash used in operating activities was $3.3 million for the three months ended March 31, 2025, compared to $1.6 million for the three months ended March 31, 2024, an increase of $1.7 million. The increase is related to the payout of bonuses and payments made related to business development initiatives. During the three months ended March 31, 2025, we had no cash flows from investing or financing activities.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Controls over Financial Reporting

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the period covered by this Report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2025, we issued 10,000 shares of common stock to a vendor with a value of $29,000. Such issuance was exempt from registration under 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On February 3, 2025, we issued 10,000 shares of common stock to a vendor with a value of $30,200. Such issuance was exempt from registration under 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On March 3, 2025, we issued 10,000 shares of common stock to a vendor with a value of $25,900. Such issuance was exempt from registration under 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

10.1#

Employment Agreement, dated as of March 10, 2025, by and between SmartKem Limited and Jonathan Watkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2025)

10.2**

Letter of Variation, dated March 28, 2025, by and between SmartKem Limited and CPI Innovation Services Limited (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K filed on March 31, 2025)

10.3*

License of Office Space, dated March 28, 2025, by and between SmartKem Limited and CPI Innovation Services Limited (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on March 31, 2025)

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

Date: May 13, 2025

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ Barbra C. Keck
Name:	Barbra C. Keck
Title:	Chief Financial Officer
(Principal Financial Officer)