Form 10-Q
period 2025-06-30
SmartKem, Inc.
filed 2025-08-12
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 11, 2025, there were 4,544,490 of the registrant’s shares of common stock outstanding.

Item 1. Financial Statements

SMARTKEM, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except number of shares and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$1,152	$7,141
Research and development tax credit receivable	842	519
Prepaid expenses and other current assets	1,436	849
Total current assets	3,430	8,509
Property, plant and equipment, net	174	269
Right-of-use assets, net	678	120
Other assets, non-current	—	6
Total assets	$4,282	$8,904

Liabilities and stockholders’ (deficit) / equity
Current liabilities
Accounts payable and accrued expenses	$3,071	$1,791
Lease liabilities, current	243	47
Other current liabilities	674	450
Total current liabilities	3,988	2,288
Lease liabilities, non-current	421	25
Total liabilities	4,409	2,313

Contingencies (Note 7)	—	—

Stockholders’ (deficit) / equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, 0 and 856 shares issued and outstanding, at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 4,441,165 and 3,590,217 shares issued and outstanding, at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	123,201	122,316
Accumulated other comprehensive loss	(4,174)	(1,105)
Accumulated deficit	(119,154)	(114,620)
Total stockholders' (deficit) / equity	(127)	6,591
Total liabilities and stockholders’ (deficit) / equity	$4,282	$8,904

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except number of shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$32	$40	$55	$40
Cost of revenue	28	32	29	32
Gross profit	4	8	26	8

Other operating income	279	236	530	438

Operating expenses
Research and development	2,426	1,158	3,923	2,434
General and administrative	2,360	1,844	4,369	3,206
(Gain) / loss on foreign currency transactions	(131)	19	(226)	32
Total operating expenses	4,655	3,021	8,066	5,672

Loss from operations	(4,372)	(2,777)	(7,510)	(5,226)

Non-operating income / (expense)
Gain / (loss) on foreign currency transactions	1,970	(243)	2,939	(249)
Change in fair value of the warrant liability	—	(81)	—	672
Interest income / (expense)	3	3	13	9
Total non-operating income / (expense)	1,973	(321)	2,952	432

Loss before income taxes	(2,399)	(3,098)	(4,558)	(4,794)
Income tax refund / (expense)	(1)	(1)	24	(1)
Net loss	$(2,400)	$(3,099)	$(4,534)	$(4,795)
Preferred stock deemed dividends	—	—	—	(7,094)
Net loss attributed to common stockholders	$(2,400)	$(3,099)	$(4,534)	$(11,889)

Weighted average shares outstanding - basic and diluted	8,070,836	3,157,334	7,364,145	2,946,354

Common share data:
Basic net loss per common share	$(0.30)	$(0.98)	$(0.62)	$(1.63)
Diluted net loss per common share	(0.30)	(0.98)	(0.62)	(4.04)
Dividend per common share	—	—	—	(2.41)

Net loss	$(2,400)	$(3,099)	$(4,534)	$(4,795)
Other comprehensive loss:
Foreign currency translation	(2,064)	174	(3,069)	156
Total comprehensive loss	$(4,464)	$(2,925)	$(7,603)	$(4,639)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Stockholders’ (Deficit) / Equity

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common stock		Additional	Accumulated other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	(deficit) / equity
Balance at January 1, 2025	856	$—	3,590,217	$—	$122,316	$(1,105)	$(114,620)	$6,591
Stock-based compensation expense	—	—	—	—	250	—	—	250
Issuance of common stock to vendor	—	—	30,000	—	85	—	—	85
Foreign currency translation adjustment	—	—	—	—	—	(1,005)	—	(1,005)
Net loss	—	—	—	—	—	—	(2,134)	(2,134)
Balance at March 31, 2025	856	$—	3,620,217	$—	$122,651	$(2,110)	$(116,754)	$3,787
Stock-based compensation expense	—	—	—	—	260	—	—	260
Issuance of common stock to vendor	—	—	130,000	—	290	—	—	290
Conversion of Preferred stock into common stock	(856)	—	690,788	—	—	—	—	—
Exercise of warrants into common stock	—	—	160	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(2,064)	—	(2,064)
Net loss	—	—	—	—	—	—	(2,400)	(2,400)
Balance at June 30, 2025	—	$—	4,441,165	$—	$123,201	$(4,174)	$(119,154)	$(127)

	Preferred Stock		Common stock		Additional	Accumulated other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	equity
Balance at January 1, 2024	13,765	$—	889,668	$—	$104,757	$(1,578)	$(95,066)	$8,113
Stock-based compensation expense	—	—	—	—	107	—	—	107
Issuance of stock awards	—	—	3,400	—	21	—	—	21
Issuance of common stock to vendor	—	—	50,000	—	53	—	—	53
Conversion of Preferred stock into common stock	(3,817)	—	436,294	—	—	—	—	—
Exchange of Preferred stock into common stock warrants	(6,356)	—	—	—	—	—	—	—
Deemed dividend on extinguishment of Preferred stock	—	—	—	—	7,069	—	(7,094)	(25)
Cashless exercise of warrants into common stock	—	—	388	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(1,696)	(1,696)
Balance at March 31, 2024	3,592	$—	1,379,750	$—	$112,007	$(1,596)	$(103,856)	$6,555
Stock-based compensation expense	—	—	—	—	207	—	—	207
Issuance of common stock to vendor	—	—	50,000	—	48	—	—	48
Conversion of Preferred stock into common stock	(2,486)	—	284,150	—	—	—	—	—
Exercise of warrants into common stock	—	—	8,000	—	3	—	—	3
Fair value of warrants reclassified from liability to equity	—	—	—	—	700	—	—	700
Foreign currency translation adjustment	—	—	—	—	—	174	—	174
Net loss	—	—	—	—	—	—	(3,099)	(3,099)
Balance at June 30, 2024	1,106	$—	1,721,900	$—	$112,965	$(1,422)	$(106,955)	$4,588

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities:
Net loss	$(4,534)	$(4,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	113	125
Stock-based compensation expense	510	336
Issuance of common stock to vendor	375	101
Right-of-use asset amortization	124	125
(Loss) / gain on foreign currency transactions	(3,165)	279
Change in fair value of the warrant liability	—	(672)
Change in operating assets and liabilities:
Accounts receivable	—	255
Research and development tax credit receivable	(259)	(361)
Prepaid expenses and other assets	(523)	(368)
Other non-current assets	—	1
Accounts payable and accrued expenses	1,154	682
Lease liabilities	(88)	(90)
Other current liabilities	172	(20)
Net cash used in operating activities	(6,121)	(4,402)

Cash flow from financing activities:
Proceeds from the exercise of warrants	—	3
Net cash provided by financing activities	—	3

Effect of exchange rate changes on cash	132	(86)

Net change in cash	(5,989)	(4,485)

Cash, beginning of period	7,141	8,836
Cash, end of period	$1,152	$4,351
	—
Supplemental disclosure of cash and non-cash investing and financing activities
Issuance of common shares for consulting services	$375	$53
Right-of-use asset and lease liability additions	$653	$55

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	GENERAL

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

Business

The Company is seeking to change the world of electronics with a new class of transistor developed using its proprietary advanced semiconductor materials that the Company believes has the potential to revolutionize the display industry. The Company’s TRUFLEX® semiconductor polymers enable low temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost, high-performance displays. The Company’s semiconductor platform can be used in a range of display technologies including MicroLED, LCD and AMOLED, as well as in applications in advanced computer and AI chip packaging, sensors, and logic.

The Company designs and develops its materials at its research and development facility in Manchester, UK and provides prototyping services at the Centre for Process Innovation (“CPI”) in Sedgefield, UK. The Company also operates a field application office in Hsinchu, Taiwan, close to its collaboration partner, The Industrial Technology Research Institute of Taiwan (“ITRI”). With its collaboration partners, the Company is developing a commercial-scale production process and Electronic Design Automation (EDA) tools for its materials to demonstrate the commercial viability of manufacturing a new generation of displays using the Company’s materials. The Company has an extensive IP portfolio including 140 granted patents across 17 patent families, 14 pending patents and 40 codified trade secrets.

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

The Company has entered into annual framework services agreements with CPI Innovation Services Limited (“CPIIS”), the commercial trading company for CPI, pursuant to which the Company purchases services consisting primarily of access to CPI process equipment required for fabrication as well as access to CPI staff with specific skills, to the extent required, at specified costs, including a minimum annual spending requirement.  The Company’s most current agreement with CPIIS expired on March 31, 2025, but has been extended as described below.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

CPIIS has been reviewing the operation of the clean room facility used by the Company and has advised the Company that it intends to reduce the facility’s operating costs by, among other things, consolidating its clean rooms and seeking to pass more of its operating costs to users including the Company. The Company has entered into a number of short-term extensions of the current CPIIS agreement pursuant to which the term of the current CPIIS agreement has been extended to December 31, 2025. Under the terms of the extensions, the Company has agreed to an increase in its share of the costs of the CPI facility during the extension period.  As a result, subsequent to March 31, 2025, the Company’s costs at the CPI facility have increased significantly. The Company expects that any longer-term agreement with CPIIS will require the Company to bear additional costs and that such costs will continue to be significantly higher than under the most recent agreement.

The Company and CPIIS have been negotiating the terms of a proposed three-year license agreement under which the Company would consolidate its operations in one clean room at the CPI facility and would pay a portion of the costs of relocating equipment to that clean room. The Company expects that the license agreement will be terminable by the Company upon not less than six-months’ notice and the payment of certain associated costs. Although no license agreement has been entered into as of the date of this Report, the Company expects that its costs under the license agreement will be somewhat less than under the most recent extension of the current framework services agreement but will be significantly higher than under the original terms of that agreement. Upon the execution and delivery of the license agreement, the most recent extension will expire.

Subject to the receipt of adequate capital financing, the Company will continue to explore options to perform its prototyping services. The Company believes that adequate alternative sites are available for that purpose and is assessing the most effective allocation of capabilities between its UK and Taiwan sites. In the event that the Company decides to move its prototyping operation to an alternative facility, the Company believes that the move would take between two and nine months, depending on equipment availability and any required facility modifications, during which time the Company would incur additional costs to prepare the new facility and install any necessary equipment. In such event, the Company intends to schedule its prototyping activities to minimize any disruption to those operations and would use ITRI’s prototyping line as an interim facility for such work.

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

Going Concern

The Company has incurred continuing losses including net losses of $4.5 million for the six months ended June 30, 2025. The Company’s cash as of June 30, 2025 was $1.2 million with net cash used in operating activities of $6.1 million for the six months ended June 30, 2025. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products.

The Company expects that its cash and cash equivalents of $1.2 million as of June 30, 2025 will not be sufficient to fund its operating expenses and capital expenditures for the 12 months from the issuance of these financial statements. In the event that the Company is unable to raise additional capital in the near term, it may have to curtail its operations or seek protection under applicable bankruptcy or insolvency laws.

Beyond its near term need for capital, the Company’s future viability will continue to be dependent on its ability to raise additional capital to fund its operations. The Company will need to obtain additional funds to satisfy its operational needs and to fund its sales and marketing efforts, research and development expenditures, and business development activities. Until such time, if ever, as the Company can generate sufficient cash through revenue, management’s plans are to finance the Company’s working capital requirements through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

or licensing arrangements. If the Company raises additional funds by issuing equity securities, the Company’s existing security holders will likely experience dilution. If the Company borrows money, the incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that could restrict its operations. If the Company enters into a collaboration, strategic alliance or other similar arrangement, it may be forced to give up valuable rights. There can be no assurance however that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company’s products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services.

There is substantial doubt that the Company will be able to pay its obligations as they fall due, and this substantial doubt is not alleviated by management plans. The condensed consolidated financial statements as of June 30, 2025 have been prepared assuming that the Company will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 and may also be found on the Company’s website (www.smartkem.com). In these notes to the interim condensed consolidated financial statements the terms “us,” “we” or “our” refer to the Company and its consolidated subsidiaries.

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

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2025 and 2024; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

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

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Prepaid insurance	$272	$194
Deferred research & development costs	151	138
Research grant receivable	117	62
Prepaid facility costs	72	67
VAT receivable	418	319
Prepaid software licenses	78	66
Other receivable and other prepaid expenses	328	3
Total prepaid expenses and other current assets	$1,436	$849

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Plant and equipment	$1,705	$1,562
Furniture and fixtures	116	106
Computer hardware and software	108	98
	1,929	1,766
Less: Accumulated depreciation	(1,755)	(1,497)
Property, plant and equipment, net	$174	$269

Depreciation expense was $113.1 thousand and $124.9 thousand for the six months ended June 30, 2025 and 2024, respectively and is classified as research and development expense.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Accounts payable - trade	$2,025	$843
Payroll liabilities	292	397
VAT payable	228	287
Accrued expenses – legal fees	166	—
Accrued expenses – audit & accounting fees	42	106
Accrued expenses – other	318	158
Total accounts payable and accrued expenses	$3,071	$1,791

6.    LEASES

The Company has operating leases consisting of office space, lab space and equipment with remaining lease terms of 1 to 3 years, subject to certain renewal options as applicable.

The Company evaluates the nature of each lease at the inception of an arrangement to determine whether it is an operating or financing lease and recognizes the right of use asset and lease liability based on the present value of future minimum lease payments over the expected lease term. The Company’s leases do not generally contain an implicit interest rate and therefore the Company uses the incremental borrowing rate it would expect to pay

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

to borrow on a similar collateralized basis over a similar term in order to determine the present value of its lease payments.

On May 22, 2025, the Company renewed its lease for research & development, engineering, testing and corporate offices in Manchester, England. The renewed lease term expires in 2028 with an option for the Company to end the lease in 2027.

The Company is not the lessor in any lease agreement, and no related party transactions for lease arrangements have occurred.

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$68	$70	$141	$135
Short-term lease cost	9	—	12	6
Total lease cost	$77	$70	$153	$141

The total lease cost is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$75	$70	$148	$135
General and administrative	2	—	5	6
Total lease cost	$77	$70	$153	$141

Right of use lease assets and lease liabilities for the Company’s operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Assets
Right of use assets - Operating Leases	$678	$120
Total lease assets	$678	$120

Liabilities
Current liabilities:
Lease liability, current - Operating Leases	$243	$47
Noncurrent liabilities:
Lease liability, non-current - Operating Leases	421	25
Total lease liabilities	$664	$72

The Company had no right of use lease assets or lease liabilities classified as financing leases as of June 30, 2025 and December 31, 2024.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

The table below presents certain information related to the cash flows for the Company’s operating leases for the periods ended:

	June 30,
(in thousands)	2025	2024
Operating cash outflows from operating leases	$88	$90
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right of use assets	$653	$55

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of the period ended:

June 30,
2025
Weighted average remaining lease term (in years) – operating leases	2.7
Weighted average discount rate – operating leases	10.63%

Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

June 30,
(in thousands)	2025
2025	$150
2026	312
2027	293
2028	12
Total undiscounted lease payments	767
Less imputed interest	(103)
Total net lease liabilities	$664

7.    CONTINGENCIES

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material effect on the interim condensed consolidated financial statements.

8.    STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to the terms of the Series A-1 Certificate of Designation, on May 7, 2025, the remaining 856 outstanding shares of Series A-1 Preferred Stock automatically converted into an aggregate of 690,788 shares of common stock and pre-funded Class C Warrants to purchase 1,282,412 shares of common stock. The Company filed a Certificate of Elimination with respect to the Series A-1 Certificate of Designation, pursuant to which, effective May 7, 2025, all matters set forth in the Series A-1 Certificate of Designation were eliminated from the Company’s Amended and Restated Certificate of Incorporation.

As of June 30, 2025, there were no shares of Series A-1 Preferred Stock outstanding.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Common Stock

Common Stock Issued to Vendors for Services

During the six months ended June 30, 2025, 160,000 shares of our common stock were issued to a vendor in consideration for services to be provided.

Common Stock Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

				Weighted-
				Average
			Weighted-	Remaining
			Average	Contractual
	Number of	Exercise Price	Exercise	Term
	Shares	per Share	Price	(Years)
Warrants outstanding at January 1, 2025	5,171,430	$0.35 - $70.00	$4.94	2.26
Issued	—		—
Exercised	(160)		0.35
Expired	—		—
Warrants outstanding at June 30, 2025	5,171,270	$0.35 - $70.00	$4.94	1.77

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2025	2,318,502	$0.0064
Issued	1,282,412	0.0001
Exercised	—	—
Expired	—	—
Pre-funded warrants outstanding at June 30, 2025	3,600,914	$0.0042

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

At the 2023 Annual Meeting, the Company’s stockholders approved an amendment (the “2023 Plan Amendment”) to the Company’s 2021 Plan, increasing the number of the shares of common stock reserved for issuance under the 2021 Plan from 125,045 shares to 743,106 shares. The Company’s Board of Directors had previously approved the 2023 Plan Amendment, subject to stockholder approval.

At the 2025 Annual Meeting, the Company’s stockholders approved an amendment (the “2025 Plan Amendment”) to the Company’s 2021 Plan, (i) increasing the number of the shares of common stock, reserved for issuance thereunder from 843,692 shares to 1,643,692 shares, and (ii) setting the “evergreen” share amount to 4% of the outstanding shares of common stock. The Company’s Board of Directors had previously approved the 2025 Plan Amendment, subject to stockholder approval.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Determining the appropriate fair value of share-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock, and for share options, the expected life of the option, and expected share price volatility. The Company uses the Black-Scholes option pricing model to value its share option awards. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, the share-based compensation expense could be materially different for future awards. Options granted under the 2021 Plan for six months ended June 30, 2025 and 2024, were valued using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2025	2024
Expected term (years)	5.75	5.73
Risk-free interest rate	4.04%	4.21%
Expected volatility	50%	50%
Expected dividend yield	0%	0%

During the six months ended June 30, 2025, the Company issued options for 710,268 shares of common stock to employees, directors and consultants. The options vest over a period of three years, have an exercise price of $2.51 and expire on the ten-year anniversary of the grant date.

The following table reflects share activity under the share option plans for the six months ended June 30, 2025:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-	Aggregate
		Average	Contractual	Average	Intrinsic
	Number of	Exercise	Term	Fair Value at	Value
	Shares	Price	(Years)	Grant Date	(in thousands)
Options outstanding at January 1, 2025	619,910	$12.31	9.06	$3.54
Granted	710,268	2.51
Exercised	—	—
Cancelled/Forfeited	(8,002)	10.48
Expired	—	—
Options outstanding at June 30, 2025	1,322,176	$7.06	9.28	$1.65
Options exercisable at June 30, 2025	545,401	$10.64	8.99		$6.80

Stock-based compensation is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$75	$54	$147	$96
General and administration	184	153	362	218
Total	$259	$207	$509	$314

Total compensation cost related to non-vested stock option awards not yet recognized as of June 30, 2025 was $2.1 million and will be recognized on a straight-line basis through the end of the vesting periods in June 2028. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The following potentially dilutive securities were excluded from the computation of earnings per share as of June 30, 2025 and 2024 because their effects would be anti-dilutive:

	June 30,
	2025	2024
Common stock warrants	4,450,324	1,772,829
Assumed conversion of preferred stock	—	126,437
Stock options	1,322,176	632,935
Total	5,772,500	2,532,201

11.  DEFINED CONTRIBUTION PENSION

The Company operates a defined contribution pension scheme for its UK employees. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Pension cost is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$37	$20	$58	$41
General and administration	18	20	38	36
Total	$55	$40	$96	$77

12. INCOME TAXES

On July 4, 2025, the One Big Beautiful Bill Act was enacted, introducing significant changes to U.S. federal tax law, including modifications to corporate tax rates, deductions, and tax credit provisions. The Company is currently evaluating the provisions of the new law and assessing the potential impacts on its consolidated financial statements.

As of June 30, 2025, the Company has not completed its analysis and has therefore not recorded any material adjustments related to the new legislation. The final impact of the tax law may differ from the Company’s current estimates as the assessment is completed and additional guidance, interpretations, or clarifications become available.

13. SEGMENT REPORTING

We manage our business activities on a consolidated basis and operate as a single operating segment: Semiconductor materials.  Our revenue is mostly generated from R&D grants and R&D tax credits.  The accounting policies of the semiconductor materials are the same as those described in Note 2 – Summary of Significant Accounting Policies.

Our CODM is our Chief Executive Officer and President, Ian Jenks.  The CODM uses net loss, as reported on our Consolidated Statements of Comprehensive Income, in evaluating performance of the Semiconductor

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

materials segment and determining how to allocate resources of the Company as a whole and making decisions on perspective joint development and collaboration agreements. The CODM does not review assets in evaluating the results of the Semiconductor materials segment, and therefore, such information is not presented.

The following table provides the net losses of the Semiconductor materials segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$32	$40	$55	$40
Cost of revenue	28	32	29	32
Gross profit	4	8	26	8
Other operating income	279	236	530	438
Operating expenses
Research and development	2,426	1,158	3,923	2,434
General and administrative	2,360	1,844	4,369	3,206
(Gain)/loss on foreign currency transactions	(131)	19	(226)	32
Total operating expenses	4,655	3,021	8,066	5,672
Loss from operations	(4,372)	(2,777)	(7,510)	(5,226)
Total non-operating income/(expense)	1,973	(321)	2,952	432
Loss before income taxes	(2,399)	(3,098)	(4,558)	(4,794)
Income tax refund	(1)	(1)	24	(1)
Net loss	$(2,400)	$(3,099)	$(4,534)	$(4,795)

14. SUBSEQUENT EVENTS

Consultant Shares

During the period of July 1, 2025 through August 12, 2025, 20,000 shares of our common stock were issued to a vendor in consideration for services to be provided.

Warrant Exercises

On July 2, 2025, 83,325 shares of our common stock were issued upon the cashless exercise of 83,333 pre-funded warrants.

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

●	the timing and success of our, and our customers’, product releases;
●	our ability to develop new products and technologies;
●	our ability to meet management goals;
●	our ability to maintain compliance with the continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”);
●	our estimates of our expenses, ongoing losses, future revenue and capital requirements, including our needs for additional financing;

●	our ability to obtain additional funds for our operations and our intended use of any such funds;
●	our ability to remain eligible on an over-the-counter quotation system if our common stock is delisted from Nasdaq;
●	our receipt and timing of any royalties, milestone payments or payments for products, under any current or future collaboration, license or other agreements or arrangements;
●	our ability to obtain and maintain intellectual property protection for our technologies and products and our ability to operate our business without infringing the intellectual property rights of others;
●	the strength and marketability of our intellectual property portfolio;
●	our dependence on current and future collaborators for developing, manufacturing or otherwise bringing our products to market;
●	the ability of our third-party supply and manufacturing partners to meet our current and future business needs;
●	our exposure to risks related to international operations;

●	our dependence on third-party fabrication facilities;
●	our relationships with our executive officers, directors, and significant stockholders;
●	our expectations regarding our classification as a “smaller reporting company,” as defined under the Exchange Act, and an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”) in future periods;
●	our future financial performance;
●	the competitive landscape of our industry;
●	the impact of government regulation and developments relating to us, our competitors, or our industry; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our 10-K.

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

Company Overview

We are seeking to change the world of electronics with a new class of transistor developed using our proprietary advanced semiconductor materials that we believe has the potential to revolutionize the display industry. Our TRUFLEX® semiconductor polymers enable low temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost, high-performance displays. Our semiconductor platform can be used in a range of display technologies including MicroLED, LCD and AMOLED, as well as in applications in advanced computer and AI chip packaging, sensors, and logic.

We design and develop our materials at our research and development facility in Manchester, UK and provide prototyping services at the Centre for Process Innovation (“CPI”) in Sedgefield, UK. We also operate a field application office in Hsinchu, Taiwan, close to our collaboration partner, The Industrial Technology Research Institute of Taiwan (“ITRI”). With our collaboration partners, we are developing a commercial-scale production process and Electronic Design Automation (EDA) tools for our materials to demonstrate the commercial viability of manufacturing a new generation of displays using our materials. We have an extensive IP portfolio including 140 granted patents across 17 patent families, 14 pending patents and 40 codified trade secrets.

Since our inception in 2009, we have devoted substantial resources to the research and development of materials and production processes for the manufacture of organic thin film transistors and the enhancement of our intellectual property.

Our loss before income taxes was $4.5 million and $4.8 million for the six months ended June 30, 2025 and 2024. As of June 30, 2025, our accumulated deficit was $119.2 million. Substantially all our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.

Results of Operations for the three and six months ended June 30, 2025

Three months ended June 30, 2025 compared with three months ended June 30, 2024

Revenue and Cost of revenue

We had revenue of $32.0 thousand and $40.0 thousand and cost of revenue of $28.0 thousand and $32.0 thousand in the three months ended June 30, 2025 and 2024, respectively. Both revenue and related cost of revenue for the three months ended June 30, 2025 and 2024 are a result of sales of OTFT backplanes and TRUFLEX® materials for customer assessment and development purposes.

Other operating income

Other operating income was $0.3 million in the three months ended June 30, 2025, compared to $0.2 million in the same period of 2024. The primary source of other operating income is related to multiple research grants from Innovate UK and research and development tax credits.

Operating expenses

Operating expenses were $4.7 million for the three months ended June 30, 2025 compared to $3.0 million for the three months ended June 30, 2024, an increase of $1.7 million, or 54.1%.

Research and development expenses are incurred for the development and process validation for TRUFLEX® inks to make OTFT circuits and OTFT based display concepts integrating novel display technology, and to provide dielectric solutions for packaging applications. The expenses consist primarily of payroll, technical facilities overheads, and development consumables costs. Research and development expenses were $2.4 million for the three months ended June 30, 2025, compared to $1.2 million for the same period of 2024, an increase of $1.3 million, or 109.5%. This increase primarily resulted from an $800,000 increase in costs in the second quarter of 2025 pursuant to the terms of the extension of the CPI Framework agreement. As noted above, we expect those increased costs to continue in future periods. The increase in research and development expenses also resulted in part from higher personnel expenses. The research and development expenses represent 52.1% and 38.4% of the total operating expenses for the three months ended June 30, 2025 and 2024, respectively.

General and administrative expenses consist primarily of payroll and professional services such as investor relations, accounting and legal services. General and administrative expenses were $2.4 million for the three months ended June 30, 2025, compared to $1.8 million for the same period of 2024, an increase of $0.6 million, or 28.0%. These expenses represent 50.7% and 61.0% of our total operating expenses for the three months ended June 30, 2025 and 2024, respectively. This increase primarily resulted from an increase in professional service fees principally related to investor relations support and consulting agreements, including $0.3 million in non-cash expenses.

Non-Operating income/(expense)

Non-operating income was $2.0 million for the three months ended June 30, 2025, compared to non-operating expenses of $0.3 million for the same period of 2024, an increase of $2.3 million, or 714.6%. The increase is primarily due to a gain on foreign currency related to the revaluation of the intercompany loans and related interest. The change in the foreign exchange spot rate of 1.3724 as of June 30, 2025 compared to 1.2944 as of March 31, 2025 resulted in a foreign exchange gain. The offset of this gain is recorded in other comprehensive income.

Six months ended June 30, 2025 compared with six months ended June 30, 2024

Revenue and Cost of revenue

We had revenue of $55.0 thousand and $40.0 thousand and cost of revenue of $29.0 thousand and $32.0 thousand in the six months ended June 30, 2025 and 2024, respectively. Both revenue and related cost of revenue for the six months ended June 30, 2025 and 2024 are a result of sales of OTFT backplanes and TRUFLEX® materials for customer assessment and development purposes.

Other operating income

Other operating income was $0.5 million in the six months ended June 30, 2025, compared to $0.4 million in the same period of 2024. The primary source of other operating income is related to multiple research grants from Innovate UK and research and development tax credits.

Operating expenses

Operating expenses were $8.1 million for the six months ended June 30, 2025 compared to $5.7 million for the six months ended June 30, 2024, an increase of $2.4 million, or 42.2%.

Research and development expenses are incurred for the development and process validation for TRUFLEX® inks to make OTFT circuits and OTFT based display concepts integrating novel display technology and provide dielectric solutions for packaging applications. The expenses consist primarily of payroll, technical facilities overheads, and development consumables costs. Research and development expenses were $3.9 million for the six months ended June 30, 2025, compared to $2.4 million for the same period of 2024, an increase of $1.5 million or 61.2%. This increase primarily resulted from an $800,000 increase in costs in the second quarter of 2025 pursuant to the terms of the extension of the CPI Framework agreement. As noted above, we expect those increased costs to continue in future periods. The increase in research and development expenses also resulted in part from higher personnel expenses. The research and development expenses represent 48.6% and 42.9% of the total operating expenses for the six months ended June 30, 2025 and 2024, respectively.

General and administrative expenses consist primarily of payroll and professional services such as investor relations, accounting and legal services. General and administrative expenses were $4.4 million for the six months ended June 30, 2025, compared to $3.2 million for the same period of 2024, an increase of $1.2 million, or 36.3%. These expenses represent 54.2% and 56.5% of our total operating expenses for the six months ended June 30, 2025 and 2024, respectively. This increase primarily resulted from an increase in professional service fees principally related to investor relations support and consulting agreements, including $0.4 million in non-cash expenses.

Non-Operating income/(expense)

Non-operating income was $3.0 million for the six months ended June 30, 2025, compared to non-operating income of $0.4 million for the same period of 2024, an increase of $2.6 million, or 583.3%. $3.2 million of the increase is primarily due to a gain on foreign currency. The increase is primarily due to a gain on foreign currency related to the revaluation of the intercompany loans and related interest. The change in the foreign exchange spot rate of 1.3724 as of June 30, 2025 compared to 1.2567 as of December 31, 2024 resulted in a foreign exchange gain. The offset of this gain is recorded in other comprehensive income. Such gain was offset by a loss of $0.7 million in the six months ended June 30, 2024 related to changes in certain of our warrants that occurred as a result of the listing of our common stock on the Nasdaq Capital Market on May 31, 2024. Those warrants were accounted for as an equity instrument beginning on that date and as a result there was no similar gain or loss in the same period of 2025.

Liquidity and Capital Resources

As of June 30, 2025, our cash and cash equivalents were $1.2 million compared with $7.1 million as of December 31, 2024. We believe our cash balance at June 30, 2025 will be sufficient to fund our operations through September 30, 2025 and that we will require additional capital funding to continue our operations and research development activity. It is possible this period could be shortened if there are any significant increases in spending or more rapid progress of development programs than anticipated. In the event that we are unable to raise additional capital in the near term, we may have to curtail our operations or seek protection under applicable bankruptcy or insolvency laws.

Our expected cash payments over the next twelve months include (a) $3.1 million to satisfy accounts payable and accrued expenses and (b) $0.2 million to satisfy the lease liabilities. Additional expected cash payments beyond the next twelve months include $0.4 million of lease liabilities.

Beyond our near term need for capital, our future viability is dependent on our ability to raise additional capital to fund our operations. We will need to obtain additional funds to satisfy our operational needs and to fund our sales and marketing efforts, research and development expenditures, and business development activities. Until such time, if ever, as we can generate sufficient cash through revenue, management’s plans are to finance our working capital requirements through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution. If we borrow money, the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations. If we enter into a collaboration, strategic alliance or other similar arrangement, we may be forced to give up valuable rights. There can be no assurance however that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services.

Cash Flow

Net cash used in operating activities was $6.1 million for the six months ended June 30, 2025, compared to $4.4 million for the six months ended June 30, 2024, an increase of $1.7 million. The increase resulted primarily from an increase in our comprehensive net loss, offset in part by an increase in accounts payable. During the six months ended June 30, 2025, we had no cash flows from investing or financing activities.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2025, we issued 10,000 shares of common stock to a vendor with a value of $29,000. Such issuance was exempt from registration under 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On April 23, 2025, we issued 100,000 shares of common stock to a vendor with a value of $223,000. Such issuance was exempt from registration under 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On May 1, 2025, we issued 10,000 shares of common stock to a vendor with a value of $23,700. Such issuance was exempt from registration under 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On June 2, 2025, we issued 10,000 shares of common stock to a vendor with a value of $14,300. Such issuance was exempt from registration under 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

2.1 *

Share Exchange Agreement, dated as of February 23, 2021, among the Registrant, SmartKem Limited and the shareholders of SmartKem Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2025)

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.1#	Amendment to the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2025)

10.2**

Letter of Variation, dated June 1, 2025, by and between SmartKem Limited and CPI Innovation Services Limited (incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2025)

10.3**

Letter of Variation, dated June 19, 2025, by and between SmartKem Limited and CPI Innovation Services Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2025)

10.4† * **	Lease of The Whole of the 8th Floor, Hexagon Tower, Manchester, M9 8GP, dated May 22, 2025, between AG Hexagon BV and SmartKem Limited

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: August 12, 2025

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ Barbra C. Keck
Name:	Barbra C. Keck
Title:	Chief Financial Officer
(Principal Financial Officer)