Form 10-Q
period 2025-09-30
SmartKem, Inc.
filed 2025-11-13
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 11, 2025, there were 6,134,963 shares of the registrant’s common stock outstanding.

Item 1. Financial Statements

SMARTKEM, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except number of shares and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$881	$7,141
Research and development tax credit receivable	404	519
Prepaid expenses and other current assets	1,079	849
Total current assets	2,364	8,509
Property, plant and equipment, net	221	269
Right-of-use assets, net	663	120
Other assets, non-current	—	6
Total assets	$3,248	$8,904

Liabilities and stockholders’ (deficit) / equity
Current liabilities
Accounts payable and accrued expenses	$4,890	$1,791
Lease liabilities, current	274	47
Other current liabilities	660	450
Total current liabilities	5,824	2,288
Lease liabilities, non-current	376	25
Total liabilities	6,200	2,313

Contingencies (Note 7)	—	—

Stockholders’ (deficit) / equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, 0 and 856 shares issued and outstanding, at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 5,605,043 and 3,590,217 shares issued and outstanding, at September 30, 2025 and December 31, 2024, respectively	1	—
Additional paid-in capital	123,495	122,316
Accumulated other comprehensive loss	(3,374)	(1,105)
Accumulated deficit	(123,074)	(114,620)
Total stockholders' (deficit) / equity	(2,952)	6,591
Total liabilities and stockholders’ (deficit) / equity	$3,248	$8,904

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except number of shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$81	$—	$136	$40
Cost of revenue	5	—	34	32
Gross profit	76	—	102	8

Other operating income	181	287	711	725

Operating expenses
Research and development	2,056	1,504	5,979	3,938
General and administrative	1,331	1,578	5,700	4,784
(Gain) / loss on foreign currency transactions	59	43	(167)	75
Total operating expenses	3,446	3,125	11,512	8,797

Loss from operations	(3,189)	(2,838)	(10,699)	(8,064)

Non-operating income / (expense)
Gain / (loss) on foreign currency transactions	(732)	—	2,207	(249)
Change in fair value of the warrant liability	—	—	—	672
Interest income / (expense)	1	(4)	14	5
Total non-operating income / (expense)	(731)	(4)	2,221	428

Loss before income taxes	(3,920)	(2,842)	(8,478)	(7,636)
Income tax refund / (expense)	—	—	24	(1)
Net loss	$(3,920)	$(2,842)	$(8,454)	$(7,637)
Preferred stock deemed dividends	—	—	—	(7,094)
Net loss attributed to common stockholders	$(3,920)	$(2,842)	$(8,454)	$(14,731)

Weighted average shares outstanding - basic and diluted	8,782,766	3,308,975	7,842,215	3,068,110

Common share data:
Basic net loss per common share	$(0.45)	$(0.86)	$(1.08)	$(2.49)
Diluted net loss per common share	(0.45)	(0.86)	(1.08)	(4.80)
Dividend per common share	—	—	—	(2.31)

Net loss	$(3,920)	$(2,842)	$(8,454)	$(7,637)
Other comprehensive loss:
Foreign currency translation	800	125	(2,269)	281
Total comprehensive loss	$(3,120)	$(2,717)	$(10,723)	$(7,356)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Stockholders’ (Deficit) / Equity

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common stock		Additional	Accumulated other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	(deficit) / equity
Balance at January 1, 2025	856	$—	3,590,217	$—	$122,316	$(1,105)	$(114,620)	$6,591
Stock-based compensation expense	—	—	—	—	250	—	—	250
Issuance of common stock to vendor	—	—	30,000	—	85	—	—	85
Foreign currency translation adjustment	—	—	—	—	—	(1,005)	—	(1,005)
Net loss	—	—	—	—	—	—	(2,134)	(2,134)
Balance at March 31, 2025	856	$—	3,620,217	$—	$122,651	$(2,110)	$(116,754)	$3,787
Stock-based compensation expense	—	—	—	—	260	—	—	260
Issuance of common stock to vendor	—	—	130,000	—	290	—	—	290
Conversion of Preferred stock into common stock	(856)	—	690,788	—	—	—	—	—
Exercise of warrants into common stock	—	—	160	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(2,064)	—	(2,064)
Net loss	—	—	—	—	—	—	(2,400)	(2,400)
Balance at June 30, 2025	—	$—	4,441,165	$—	$123,201	$(4,174)	$(119,154)	$(127)
Stock-based compensation expense	—	—	—	—	261	—	—	261
Issuance of common stock to vendor	—	—	30,000	—	34	—	—	34
Exercise of warrants into common stock	—	—	1,133,878	1	(1)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	800	—	800
Net loss	—	—	—	—	—	—	(3,920)	(3,920)
Balance at September 30, 2025	—	$—	5,605,043	$1	$123,495	$(3,374)	$(123,074)	$(2,952)

SMARTKEM, INC.

Condensed Consolidated Statements of Stockholders’ (Deficit) / Equity (continued)

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

SMARTKEM, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities:
Net loss	$(8,454)	$(7,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	171	194
Stock-based compensation expense	769	592
Issuance of common stock to vendor	409	253
Right-of-use asset amortization	182	201
(Loss) / gain on foreign currency transactions	(2,374)	283
Change in fair value of the warrant liability	—	(672)
Change in operating assets and liabilities:
Accounts receivable	—	269
Research and development tax credit receivable	148	(499)
Prepaid expenses and other assets	(186)	43
Other non-current assets	—	1
Accounts payable and accrued expenses	2,984	149
Lease liabilities	(145)	(166)
Other current liabilities	175	(20)
Net cash used in operating activities	(6,321)	(7,009)

Cash flows from investing activities:
Purchases of property, plant and equipment	(105)	(75)
Net cash used by investing activities	(105)	(75)

Cash flow from financing activities:
Proceeds from the exercise of warrants	—	3
Net cash provided by financing activities	—	3

Effect of exchange rate changes on cash	166	28

Net change in cash	(6,260)	(7,053)

Cash, beginning of period	7,141	8,836
Cash, end of period	$881	$1,783

Supplemental disclosure of cash and non-cash investing and financing activities
Issuance of common shares for consulting services	$409	$253
Right-of-use asset and lease liability additions	$706	$82

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	GENERAL

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

Business

The Company is seeking to change the world of electronics with a new class of transistor developed using its proprietary advanced semiconductor materials. The Company’s TRUFLEX® semiconductor polymers enable low temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost, high-performance displays. The Company’s semiconductor platform can be used in a range of display technologies including MicroLED, LCD and AMOLED, as well as in applications in advanced computer and AI chip packaging, sensors, and logic.

The Company designs and develops its materials at its research and development facility in Manchester, UK and operates a field application office in Hsinchu, Taiwan, close to its collaboration partner, The Industrial Technology Research Institute of Taiwan (“ITRI”), which provides product prototyping services, with its collaboration partners, the Company is developing a commercial-scale production process and Electronic Design Automation (EDA) tools for its materials to demonstrate the commercial viability of manufacturing a new generation of displays using the Company’s materials. The Company has an extensive IP portfolio including 140 granted patents across 17 patent families, 14 pending patents and 40 codified trade secrets.

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

The Company has entered into annual framework services agreements with CPI Innovation Services Limited (“CPIIS”), the commercial trading company for the Centre for Product Innovation (“CPI”), pursuant to which the Company purchases services consisting primarily of access to CPI process equipment required for fabrication as well as access to CPI staff with specific skills, to the extent required, at specified costs, including a minimum annual spending requirement. The Company’s most current agreement with CPIIS expired on March 31, 2025, but has been extended as described below.

In the fourth quarter of 2024, CPIIS advised the Company that it intended to reduce the facility’s operating costs by, among other things, consolidating its clean rooms and seeking to pass more of its operating costs to users including the Company. Subsequent to March 3, 2025, the Company entered into a number of short-term extensions of its CPIIS agreement pursuant to which the term of the current CPIIS agreement has been extended

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

to December 31, 2025. Under the terms of the extensions, the Company agreed to an increase in its share of the costs of the CPI facility during the extension period. As a result, subsequent to March 31, 2025, the Company’s costs related to the CPI facility increased significantly. The Company has not paid CPIIS the amounts due with respect to the CPI facility and is currently disputing the terms of that agreement. As a result, the Company does not have access to the CPI facilities and has ceased all prototyping operations at CPI.

The Company will continue to explore options to perform its prototyping services. The Company believes that adequate alternative sites are available for that purpose and is assessing whether to continue prototyping activities on its own or to contract for such services with a third party, potentially in Taiwan. Subject to the receipt of adequate capital financing, in the event that the Company decides to move its prototyping operation to an alternative facility, the Company believes that the move would take between two and nine months, depending on equipment availability and any required facility modifications, during which time the Company would incur additional costs to prepare the new facility and install any necessary equipment. In such event, the Company intends to schedule its prototyping activities to minimize any disruption to those operations.

The Company and ITRI have been negotiating terms for a proposed multi-year agreement under which ITRI would upgrade its existing facilities to enable the Company to substantially undertake its product prototyping operations at ITRI’s facility.

The Company has approximately 11 employees located at CPI. Even if the Company is able to locate a suitable replacement facility on acceptable terms, there is no assurance that the key employees at CPI would accept positions at a new facility, particularly if it is located remotely from the CPI facility. Even if the Company locates a suitable replacement facility, it is possible that the Company’s ability to engage in product development, prototyping of demonstration products and process improvement activities may be significantly delayed as a result of the relocation of those functions. In the event that the Company moves its prototyping operations to ITRI’s Taiwan facility, the Company expects that it would terminate the employment of the employees located at CPI.

As a result of the Company’s need for additional capital, the Company has significantly curtailed its operations and delayed payments to its vendors as a part of its plan to conserve cash. Consequently, the Company’s accounts payable have increased significantly since September 30, 2025. The Company will require significant additional capital in order to pay vendors and to resume normal operations.

Jericho Transaction

On October 6, 2025, the Company entered into a non-binding letter of intent (the “LOI”) with Jericho Energy Ventures Inc. (“Jericho”), an energy innovation company, to pursue a potential business combination (the “Proposed Transaction”). Under the LOI, the Proposed Transaction would be structured as an all-stock business combination, effected through either a share exchange or statutory merger, pursuant to which the Company would be the surviving legal entity and would continue as a publicly listed company on The Nasdaq Stock Market (“Nasdaq”) (such surviving company, the “Combined Company”). Upon the closing of the Proposed Transaction, Jericho stockholders would own 65% and Company stockholders prior to the Proposed Transaction would own 35% of the fully diluted issued and outstanding equity securities of the Combined Company, subject to adjustment in certain circumstances. Brian Williamson, the current chief executive officer of Jericho, would become the chief executive officer of the Combined Company, and the board of directors of the Combined Company would be reconstituted to include a majority of members designated by Jericho, subject to compliance with applicable requirements of Nasdaq and the Securities and Exchange Commission (the “SEC”).

The LOI is non-binding, and there can be no assurance that the Company and Jericho will ultimately enter into a definitive agreement for the Proposed Transaction, that the Proposed Transaction will be consummated, or as to the timing or ultimate terms of any Proposed Transaction that may occur. Both the Company and Jericho will need significant additional capital to complete the negotiation of the Proposed Transaction, obtain any required stockholder approvals and ultimately complete the Proposed Transaction. The closing of the Proposed Transaction would be subject to significant closing conditions, including the negotiation of the definitive agreement, the satisfactory completion of due diligence, required board and stockholder approvals, and approval of continued listing by Nasdaq.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

In the LOI, the Company and Jericho have agreed to a 60-day exclusivity period to negotiate the terms of a definitive agreement, which exclusivity period is terminable by either party under certain circumstances including, in the case of Jericho, if the Company does not purchase Jericho common shares having a value of at least $500,000 on or prior to November 30, 2025. So long as the LOI is still in effect, upon the earlier of (i) the Company’s chief financial officer’s good faith determination that the Company has regained compliance with Nasdaq’s minimum stockholders’ equity requirement and (ii) the Company’s issuance of securities (including upon exercise of outstanding convertible securities) for aggregate gross proceeds of not less than $5,000,000, the Company will purchase from treasury Jericho common shares in an amount equal to the greater of (a) $500,000 and (b) 10% of the gross proceeds of such issuances, subject to a cap of $1,000,000. There can be no assurance that the circumstances necessary for the Company to satisfy the requirements for completion of the investment will occur.

Going Concern

The Company has incurred continuing losses including net losses of $8.5 million for the nine months ended September 30, 2025. The Company’s cash as of September 30, 2025 was $0.9 million with net cash used in operating activities of $6.3 million for the nine months ended September 30, 2025. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products.

The Company expects that its cash and cash equivalents of $0.9 million as of September 30, 2025 will not be sufficient to fund its operating expenses and capital expenditures for the 12 months from the issuance of these financial statements. In the event that the Company is unable to raise additional capital in the near term, it may have to curtail its operations or seek protection under applicable bankruptcy or insolvency laws. As described under Note 14. Subsequent Events - Senior Secured Loan, on October 31, 2025, the Company obtained $1,000,000 of bridge financing in exchange for the issuance of $1,100,000 principal amount of its Senior Secured Notes due April 30, 2026 (the “Senior Secured Notes”) and five-year warrants to purchase up to 400,000 shares of common stock at an exercise price of $2.75 per share. There can be no assurance that the Company will be able to raise sufficient funds to repay the Senior Secured Notes which are secured by substantially all of the assets of the Company and its subsidiaries.

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

There is substantial doubt that the Company will be able to pay its obligations as they fall due, and this substantial doubt is not alleviated by management plans. The condensed consolidated financial statements as of September 30, 2025 have been prepared assuming that the Company will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”), which was filed with the SEC on March 31, 2025 and may also be found on the Company’s website (www.smartkem.com). In these notes to the interim condensed consolidated financial statements the terms “us,” “we” or “our” refer to the Company and its consolidated subsidiaries.

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

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2025 and 2024; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

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

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Prepaid insurance	$234	$194
Deferred research & development costs	148	138
Research grant receivable	55	62
Prepaid facility costs	148	67
VAT receivable	55	319
Prepaid software licenses	81	66
Advances and retainers	335	—
Other receivable and other prepaid expenses	23	3
Total prepaid expenses and other current assets	$1,079	$849

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Plant and equipment	$1,777	$1,562
Furniture and fixtures	113	106
Computer hardware and software	106	98
	1,996	1,766
Less: Accumulated depreciation	(1,775)	(1,497)
Property, plant and equipment, net	$221	$269

Depreciation expense was $170.6 thousand and $194.4 thousand for the nine months ended September 30, 2025 and 2024, respectively and is classified as research and development expense.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Accounts payable - trade	$4,031	$843
Payroll liabilities	417	397
VAT payable	—	287
Accrued expenses – audit & accounting fees	—	106
Accrued expenses – technical service fees	314	—
Accrued expenses – other	128	158
Total accounts payable and accrued expenses	$4,890	$1,791

6.    LEASES

The Company has operating leases consisting of office space, lab space and equipment with remaining lease terms of 1 to 3 years, subject to certain renewal options as applicable.

The Company evaluates the nature of each lease at the inception of an arrangement to determine whether it is an operating or financing lease and recognizes the right of use asset and lease liability based on the present value of future minimum lease payments over the expected lease term. The Company’s leases do not generally contain an implicit interest rate and therefore the Company uses the incremental borrowing rate it would expect to pay to borrow on a similar collateralized basis over a similar term in order to determine the present value of its lease payments.

On May 22, 2025, the Company renewed its lease for research & development, engineering, testing and corporate offices in Manchester, England. The renewed lease term expires in 2028 with an option for the Company to end the lease in 2027.

On July 14, 2025, the Company entered into a sublease agreement for its office in Taoyuan City, Taiwan. The lease term expires in 2028 and can be terminated with 60 days’ notice.

The Company is not the lessor in any lease agreement, and no related party transactions for lease arrangements have occurred.

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$83	$58	$224	$193
Short-term lease cost	13	5	25	11
Total lease cost	$96	$63	$249	$204

The total lease cost is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$95	$58	$243	$193
General and administrative	1	5	6	11
Total lease cost	$96	$63	$249	$204

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Right of use lease assets and lease liabilities for the Company’s operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Assets
Right of use assets - Operating Leases	$663	$120
Total lease assets	$663	$120

Liabilities
Current liabilities:
Lease liability, current - Operating Leases	$274	$47
Noncurrent liabilities:
Lease liability, non-current - Operating Leases	376	25
Total lease liabilities	$650	$72

The Company had no right of use lease assets or lease liabilities classified as financing leases as of September 30, 2025 and December 31, 2024.

The table below presents certain information related to the cash flows for the Company’s operating leases for the periods ended:

	September 30,
(in thousands)	2025	2024
Operating cash outflows from operating leases	$145	$166
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right of use assets	$706	$82

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of the period ended:

September 30,
2025
Weighted average remaining lease term (in years) – operating leases	2.5
Weighted average discount rate – operating leases	10.64%

Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

September 30,
(in thousands)	2025
2025	$80
2026	328
2027	309
2028	23
Total undiscounted lease payments	740
Less imputed interest	(90)
Total net lease liabilities	$650

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

As of September 30, 2025, there were no shares of Series A-1 Preferred Stock outstanding.

Common Stock

Common Stock Issued to Vendors for Services

During the nine months ended September 30, 2025, 190,000 shares of our common stock were issued to a vendor in consideration for services provided.

Common Stock Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

				Weighted-
				Average
			Weighted-	Remaining
			Average	Contractual
	Number of	Exercise Price	Exercise	Term
	Shares	per Share	Price	(Years)
Warrants outstanding at January 1, 2025	5,171,430	$0.35 - $70.00	$4.94	2.26
Issued	—		—
Exercised	(160)		0.35
Expired	—		—
Warrants outstanding at September 30, 2025	5,171,270	$0.35 - $70.00	$4.94	1.52

During the quarter ended June 30, 2025, 160 Class B Warrants were exercised at an exercise price of $0.35.

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2025	2,318,502	$0.0064
Issued	1,282,412	0.0001
Exercised	(1,133,977)	0.0001
Expired	—	—
Pre-funded warrants outstanding at September 30, 2025	2,466,937	$0.0060

During the quarter ended June 30, 2025, 1,282,412 Class C Warrants were issued at an exercise price of $0.0001. During the quarter ended September 30, 2025, 1,133,977 prefunded warrants were exercised at an exercise price of $0.0001.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

9. SHARE-BASED COMPENSATION

On February 23, 2021, the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), in which a maximum aggregate number of shares of common stock that may be issued under the 2021 Plan is 65,000 shares. Subject to the adjustment provisions of the 2021 Plan, the number of shares of the Company’s common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning with 2022 fiscal year and ending on the Company’s 2031 fiscal year in an amount equal to the least of: 1) 65,000 shares of the Company’s common stock; 2) four percent (4%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or 3) such number of shares of the Company’s common stock as the administrator may determine.

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

Determining the appropriate fair value of share-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock, and for share options, the expected life of the option, and expected share price volatility. The Company uses the Black-Scholes option pricing model to value its share option awards. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, the share-based compensation expense could be materially different for future awards. Options granted under the 2021 Plan for nine months ended September 30, 2025 and 2024, were valued using the Black-Scholes option-pricing model with the following assumptions:

	September 3,	April 15,	June 14,
	2025	2025	2024
Expected term (years)	5.75	5.75	5.73
Risk-free interest rate	3.78%	4.04%	4.21%
Expected volatility	50%	50%	50%
Expected dividend yield	0%	0%	0%

During the nine months ended September 30, 2025, the Company issued options for 1,031,214 shares of common stock to employees, directors and consultants. The options vest over a period of three years and expire on the ten-year anniversary of the grant date. The options for the 710,268 shares issued on April 15, 2025 have an exercise price of $2.51. The options for the 320,946 shares issued on September 3, 2025 have an exercise price of $1.16. The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $1.07 and $3.35, respectively.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table reflects share activity under the share option plans for the nine months ended September 30, 2025:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-	Aggregate
		Average	Contractual	Average	Intrinsic
	Number of	Exercise	Term	Fair Value at	Value
	Shares	Price	(Years)	Grant Date	(in thousands)
Options outstanding at January 1, 2025	619,910	$12.31	9.06	$3.54
Granted	1,031,214	2.09
Exercised	—	—
Cancelled/Forfeited	(8,002)	10.48
Expired	—	—
Options outstanding at September 30, 2025	1,643,122	$5.90	9.21	$3.12
Options exercisable at September 30, 2025	704,847	$8.98	8.92		$53.20

Stock-based compensation is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$72	$79	$219	$175
General and administration	188	178	550	396
Total	$260	$257	$769	$571

Total compensation cost related to non-vested stock option awards not yet recognized as of September 30, 2025 was $2.1 million and will be recognized on a straight-line basis through the end of the vesting periods in September 2028. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

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

The following potentially dilutive securities were excluded from the computation of earnings per share as of September 30, 2025 and 2024 because their effects would be anti-dilutive:

	September 30,
	2025	2024
Common stock warrants	4,450,324	1,772,829
Assumed conversion of preferred stock	—	97,866
Stock options	1,643,122	632,546
Total	6,093,446	2,503,241

11.  DEFINED CONTRIBUTION PENSION

The Company operates a defined contribution pension scheme for its UK employees. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

represents contributions payable by the Company to the fund. Pension cost is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$49	$23	$107	$64
General and administration	15	19	53	55
Total	$64	$42	$160	$119

12. INCOME TAXES

On July 4, 2025, the One Big Beautiful Bill Act was enacted, introducing significant changes to U.S. federal tax law, including modifications to corporate tax rates, deductions, and tax credit provisions. The Company is currently evaluating the provisions of the new law and assessing the potential impacts on its consolidated financial statements.

As of September 30, 2025, the Company has not completed its analysis and has therefore not recorded any material adjustments related to the new legislation. The final impact of the tax law may differ from the Company’s current estimates as the assessment is completed and additional guidance, interpretations, or clarifications become available.

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

The following table provides the net losses of the Semiconductor materials segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$81	$—	$136	$40
Cost of revenue	5	—	34	32
Gross profit	76	—	102	8
Other operating income	181	287	711	725
Operating expenses
Research and development	2,056	1,504	5,979	3,938
General and administrative	1,331	1,578	5,700	4,784
(Gain)/loss on foreign currency transactions	59	43	(167)	75
Total operating expenses	3,446	3,125	11,512	8,797
Loss from operations	(3,189)	(2,838)	(10,699)	(8,064)
Total non-operating income/(expense)	(731)	(4)	2,221	428
Loss before income taxes	(3,920)	(2,842)	(8,478)	(7,636)
Income tax refund	—	—	24	(1)
Net loss	$(3,920)	$(2,842)	$(8,454)	$(7,637)

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

14. SUBSEQUENT EVENTS

Warrant Exercises

On October 10, 2025, 179,924 shares of our common stock were issued upon the exercise of Class C Warrants.

On October 13, 2025, 99,996 shares of our common stock were issued upon the cashless exercise of 100,000 Class C Warrants.

Stock Issuances

On October 7, 2025 we entered into agreements with four consulting firms to provide investor relations related services to the Company, and in consideration for such services, agreed to issue up 750,000 shares (the “Shares”) of common stock of the Company, par value $0.0001 per share, subject to certain restrictions. The Shares will be issued and sold in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) of the Securities Act.

Jericho Transaction

On October 6, 2025, we entered into the LOI with Jericho , an energy innovation company, to pursue the Proposed Transaction. Under the LOI, the Proposed Transaction would be structured as an all-stock business combination, effected through either a share exchange or statutory merger, pursuant to which our company would be the surviving legal entity and would continue as a publicly listed company on Nasdaq (such surviving company, the Combined Company). Upon the closing of the Proposed Transaction, Jericho stockholders would own 65% and our stockholders prior to the Proposed Transaction would own 35% of the fully diluted issued and outstanding equity securities of the Combined Company, subject to adjustment in certain circumstances. Brian Williamson, the current chief executive officer of Jericho, would become the chief executive officer of the Combined Company, and the board of directors of the Combined Company would be reconstituted to include a majority of members designated by Jericho, subject to compliance with applicable requirements of Nasdaq and the SEC.

The LOI is non-binding, and there can be no assurance that we and Jericho will ultimately enter into a definitive agreement for the Proposed Transaction, that the Proposed Transaction will be consummated, or as to the timing or ultimate terms of any Proposed Transaction that may occur. Both we and Jericho will need significant additional capital to complete the negotiation of the Proposed Transaction, obtain any required stockholder approvals and ultimately complete the Proposed Transaction. The closing of the Proposed Transaction would be subject to significant closing conditions, including the negotiation of the definitive agreement, the satisfactory completion of due diligence, required board and stockholder approvals, and approval of continued listing by Nasdaq.

In the LOI, we and Jericho have agreed to a 60-day exclusivity period to negotiate the terms of a definitive agreement, which exclusivity period is terminable by either party under certain circumstances including, in the case of Jericho, if we do not purchase Jericho common shares having a value of at least $500,000 on or prior to November 30, 2025. So long as the LOI is still in effect, upon the earlier of (i) our chief financial officer’s good faith determination that we have regained compliance with Nasdaq’s minimum stockholders’ equity requirement and (ii) our issuance of securities (including upon exercise of outstanding convertible securities) for aggregate gross proceeds of not less than $5,000,000, we will purchase from treasury Jericho common shares in an amount equal to the greater of (a) $500,000 and (b) 10% of the gross proceeds of such issuances, subject to a cap of $1,000,000. There can be no assurance that the circumstances necessary for us to satisfy the requirements for completion of the investment will occur.

June 2023 Purchase Agreement Amendment

On October 13, 2025, we entered into an Amendment Agreement with certain holders (the “Holders”) of securities issued in our June 2023 private placement, pursuant to which the Holders agreed to amend the Purchase Agreement, dated June 14, 2023 (as previously amended, the “June 2023 Purchase Agreement”) to

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

lower the price at which a Lower Price Issuance (as defined in the June 2023 Purchase Agreement) would be deemed to occur from $4.00 to $2.75.

Senior Secured Loan

On October 31, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”), pursuant to which the Company issued and sold to the Purchasers in a private placement: (i) Senior Secured Notes (the “Notes”) in the aggregate principal amount of $1,100,000 and (ii) warrants (the “Warrants”) exercisable for up to an aggregate of 400,000 shares of the Company’s common stock, at an exercise price of $2.75 per share for an aggregate purchase price of $1,000,000.

The Notes mature on April 30, 2026 and do not bear interest prior to an event of default. If an event of default occurs, interest will accrue at an interest rate equal to the lesser of 10% of the accrued principal amount due and owing under the Note per annum or the maximum rate permitted under applicable law. The Notes are not convertible into shares of the Company’s common stock.

In connection with the issuance of the Notes, on October 31, 2025, the Company and its subsidiaries entered into a security agreement with The Hewlett Fund LP, as collateral agent (the “Security Agreement”). Pursuant to the Security Agreement, each of the Company and its subsidiaries granted the collateral agent a security interest in substantially all of their assets for the benefit of the Purchasers.

The Warrants have an exercise price of $2.75 per share. The Warrants are exercisable upon issuance and will expire five (5) years from the date of issuance. The Warrants are exercisable in whole or in part in cash. If at the time of exercise more than six months after the issuance date there is no effective registration statement registering, or the prospectus contained therein is not available for the resale or other disposition of the shares of common stock underlying the Warrants, then the Warrants may also be exercised, in whole or in part, at such time by means of a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the Warrant.

A holder of Warrants will not have the right to exercise any portion of its Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder prior to issuance of the Warrants, 9.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder may increase or decrease the beneficial ownership limitation up to 9.99%, provided, however, that any increase in the beneficial ownership limitation shall not be effective until 61 days following notice of such change to us. In the event of certain fundamental transactions, the holder of the Warrants will have the right to receive the Black Scholes Value of its Warrants calculated pursuant to a formula set forth in the Warrants.

The securities described above were sold to the Purchasers without registration under the Securities Act or state securities laws in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

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

●	the timing and success of our, and our customers’, product releases;
●	our ability to develop new products and technologies;
●	our ability to meet management goals;
●	our ability to regain and maintain compliance with the continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”);
●	our estimates of our expenses, ongoing losses, future revenue and capital requirements, including our needs for additional financing;

●	our ability to obtain additional funds for our operations and our intended use of any such funds;
●	our ability to remain eligible on an over-the-counter quotation system if our common stock is delisted from Nasdaq;
●	our receipt and timing of any royalties, milestone payments or payments for products, under any current or future collaboration, license or other agreements or arrangements;
●	our ability to obtain and maintain intellectual property protection for our technologies and products and our ability to operate our business without infringing the intellectual property rights of others;
●	the strength and marketability of our intellectual property portfolio;
●	our dependence on current and future collaborators for developing, manufacturing or otherwise bringing our products to market;
●	the ability of our third-party supply and manufacturing partners to meet our current and future business needs;
●	our exposure to risks related to international operations;
●	our dependence on third-party fabrication facilities;
●	our relationships with our executive officers, directors, and significant stockholders;

●	our expectations regarding our classification as a “smaller reporting company,” as defined under the Exchange Act, and an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”) in future periods;
●	our future financial performance;
●	the competitive landscape of our industry;
●	the impact of government regulation and developments relating to us, our competitors, or our industry; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our 10-K.

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

Our loss before income taxes was $8.5 million and $7.6 million for the nine months ended September 30, 2025 and 2024. As of September 30, 2025, our accumulated deficit was $123.1 million. Substantially all our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.

As a result of our need for additional capital, we have significantly curtailed our operations and delayed payments to our vendors as a part of our plan to conserve cash. Consequently, our accounts payable have increased significantly since September 30, 2025. We will require significant additional capital in order to pay vendors and to resume normal operations.

Results of Operations for the three and nine months ended September 30, 2025

Three months ended September 30, 2025 compared with three months ended September 30, 2024

Revenue and Cost of revenue

We had revenue of $81.0 thousand and cost of revenue of $5.0 thousand in the three months ended September 30, 2025, compared to no revenue or cost of revenue for the same period of 2024. Both revenue and related cost of revenue for the three months ended September 30, 2025 are a result of sales of OTFT backplanes and TRUFLEX® materials for customer assessment and development purposes.

Other operating income

Other operating income was $0.2 million in the three months ended September 30, 2025, compared to $0.3 million in the same period of 2024. The primary source of other operating income is related to multiple research grants from Innovate UK and research and development tax credits.

Operating expenses

Operating expenses were $3.4 million for the three months ended September 30, 2025, compared to $3.1 million for the three months ended September 30, 2024, an increase of $0.3 million, or 10.3%.

Research and development expenses are incurred for the development and process validation for TRUFLEX® inks to make OTFT circuits and OTFT based display concepts integrating novel display technology, and to provide dielectric solutions for packaging applications. The expenses consist primarily of payroll, technical facilities overheads, and development consumables costs. Research and development expenses were $2.1 million for the three months ended September 30, 2025, compared to $1.5 million for the same period of 2024, an increase of $0.6 million, or 36.7%. This increase primarily resulted from a $0.7 million increase in costs in the third quarter of 2025 pursuant to the terms of the extension of the CPI Framework agreement. As noted above, we expect those increased costs to continue in future periods. The increase in research and development expenses also resulted in part from higher personnel expenses. The research and development expenses represent 59.7% and 48.1% of the total operating expenses for the three months ended September 30, 2025 and 2024, respectively.

General and administrative expenses consist primarily of payroll and professional services such as investor relations, accounting and legal services. General and administrative expenses were $1.3 million for the three months ended September 30, 2025, compared to $1.6 million for the same period of 2024, a decrease of $0.3 million, or 15.7%. These expenses represent 38.6% and 50.5% of our total operating expenses for the three months ended September 30, 2025 and 2024, respectively. This decrease primarily resulted from a decrease in professional service fees principally related to investor relations support and consulting agreements, including $34 thousand in non-cash expenses. As a result of the stock issuances described under Note 14. Subsequent Events – Stock Issuances, we expect that our investor relations expenses will increase significantly in the fourth quarter of 2025.

Non-Operating income/(expense)

Non-operating expense was $0.7 million for the three months ended September 30, 2025, with no comparable expense for the same period of 2024, for an increase of $0.7 million. The increase is primarily due to a loss on foreign currency related to the revaluation of the intercompany loans and related interest. The change in the foreign exchange spot rate of 1.3434 as of September 30, 2025 compared to 1.3724 as of June 30, 2025 resulted in a foreign exchange loss. The offset of this loss is recorded in other comprehensive income.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

Revenue and Cost of revenue

We had revenue of $136.0 thousand and $40.0 thousand and cost of revenue of $34.0 thousand and $32.0 thousand in the nine months ended September 30, 2025 and 2024, respectively. Both revenue and related cost of revenue for the nine months ended September 30, 2025 and 2024 resulted from sales of OTFT backplanes and TRUFLEX® materials for customer assessment and development purposes.

Other operating income

Other operating income was $0.7 million in the nine months ended September 30, 2025, compared to $0.7 million in the same period of 2024. The primary source of other operating income is related to multiple research grants from Innovate UK and research and development tax credits.

Operating expenses

Operating expenses were $11.5 million for the nine months ended September 30, 2025 compared to $8.8 million for the nine months ended September 30, 2024, an increase of $2.7 million, or 30.9%.

Research and development expenses are incurred for the development and process validation for TRUFLEX® inks to make OTFT circuits and OTFT based display concepts integrating novel display technology and provide dielectric solutions for packaging applications. The expenses consist primarily of payroll, technical facilities overheads, and development consumables costs. Research and development expenses were $6.0 million for the nine months ended September 30, 2025, compared to $3.9 million for the same period of 2024, an increase of $2.1 million, or 51.8%. This increase primarily resulted from a $1.7 million increase in costs in the second and third quarters of 2025 pursuant to the terms of the extension of the CPI Framework agreement. As noted above, we expect those increased costs to continue in future periods. The increase in research and development expenses also resulted in part from higher personnel expenses. The research and development expenses represent 51.9% and 44.8% of the total operating expenses for the nine months ended September 30, 2025 and 2024, respectively.

General and administrative expenses consist primarily of payroll and professional services such as investor relations, accounting and legal services. General and administrative expenses were $5.7 million for the nine months ended September 30, 2025, compared to $4.8 million for the same period of 2024, an increase of $0.9 million, or 19.1%. These expenses represent 49.5% and 54.4% of our total operating expenses for the nine months ended September 30, 2025 and 2024, respectively. This increase primarily resulted from an increase in professional service fees principally related to investor relations support and consulting agreements, including $0.4 million in non-cash expenses. As a result of the stock issuances described under Note 14. Subsequent Events – Stock Issuances, we expect that our investor relations expenses will increase significantly in the fourth quarter of 2025.

Non-Operating income/(expense)

Non-operating income was $2.2 million for the nine months ended September 30, 2025, compared to non-operating income of $0.4 million for the same period of 2024, an increase of $1.8 million, or 418.9%. $2.5 million of the increase is primarily due to a gain on foreign currency. The increase is primarily due to a gain on foreign currency related to the revaluation of the intercompany loans and related interest. The change in the foreign exchange spot rate of 1.3434 as of September 30, 2025 compared to 1.2567 as of December 31, 2024 resulted in a foreign exchange gain. The offset of this gain is recorded in other comprehensive income. Such gain was offset by a loss of $0.7 million in the nine months ended September 30, 2024 related to changes in certain of our warrants that occurred as a result of the listing of our common stock on the Nasdaq Capital Market on May 31, 2024. Those warrants were accounted for as an equity instrument beginning on that date and as a result there was no similar gain or loss in the same period of 2025.

Liquidity and Capital Resources

As of September 30, 2025, our cash and cash equivalents were $0.9 million compared with $7.1 million as of December 31, 2024. We believe our cash balance at September 30, 2025 will not be sufficient to fund our operations through December 31, 2025 and that we will require additional capital funding to continue our operations and research development activity. In the event that we are unable to raise additional capital in the near term, we may have to curtail our operations or seek protection under applicable bankruptcy or insolvency laws. As described under Note 14. Subsequent Events --Senior Secured Loan, on October 31, 2025, we obtained $1,000,000 of bridge financing in exchange for the issuance of $1,100,000 principal amount of its Senior

Secured Notes due April 30, 2026 (the “Senior Secured Notes”) and five-year warrants to purchase up to 400,000 shares of common stock at an exercise price of $2.75 per share. There can be no assurance that we will be able to raise sufficient funds to repay the Senior Secured Notes which are secured by substantially all of our company and its subsidiaries.

As a result of our need for additional capital, we have significantly curtailed our operations and delayed payments to our vendors as a part of our plan to conserve cash. Consequently, our accounts payable have increased significantly since September 30, 2025. We will require significant additional capital in order to pay vendors and to resume normal operations.

Our expected cash payments over the next twelve months include (a) $4.9 million to satisfy accounts payable and accrued expenses and (b) $0.3 million to satisfy the lease liabilities. Additional expected cash payments beyond the next twelve months include $0.4 million of lease liabilities.

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

Cash Flow

Net cash used in operating activities was $6.3 million for the nine months ended September 30, 2025, compared to $7.0 million for the nine months ended September 30, 2024, a decrease of $0.7 million. The decrease resulted primarily from an increase in our comprehensive net loss, offset in part by a significant increase in accounts payable.

Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2025.

During the nine months ended September 30, 2025, we had no cash flows financing activities.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

2.1 *

Share Exchange Agreement, dated as of February 23, 2021, among the Registrant, SmartKem Limited and the shareholders of SmartKem Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2025)

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 3, 2025)

10.1#

Amendment No. 1 to Employment Agreement, dated September 3, 2025, by and between SmartKem, Inc. and Ian Jenks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2025)

10.2	Amendment Agreement, dated October 13, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2025)

10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2025)

10.4	Form of Senior Secured Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2025)

10.5

Security Agreement, dated October 31, 2025, by and between SmartKem, Inc. and The Hewlett Fund LP, as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 3, 2025)

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

Date: November 13, 2025

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ Barbra C. Keck
Name:	Barbra C. Keck
Title:	Chief Financial Officer
(Principal Financial Officer)