Form 10-K
period 2025-12-31
SmartKem, Inc.
filed 2026-04-08
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-42115

SmartKem, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1083654

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Manchester Technology Centre, Hexagon Tower.
Delaunays Road, Blackley
Manchester, U.K.	M9 8GQ

(Address of Principal Executive Offices)	(Zip code)

+44 161 721 1514

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	SMTK	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2025 was $3,596,234 based upon the closing price of the registrant’s common stock of $1.010 on The Nasdaq Capital Market as of June 27, 2025.

As of April 1, 2026 there were 21,202,911 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference: None.

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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to our Financial Position, Financial Reporting Matters and Need for Capital

●	We have a history of losses, anticipate continued operating losses in the future, and may not be able to achieve or maintain profitability. If we cannot achieve or maintain profitability, stockholders could lose all or part of their investment.

Risks Related to our Company

●	We rely on our management team and other key employees and will need additional personnel to grow our business. The loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.
●	We compete in highly competitive markets characterized by rapid technological changes, and existing and new companies may introduce products that compete with ours, which may adversely affect our business and operating results.
●	We may not be able to develop technologies and products to satisfy changes in customer demand or industry standards, and our competitors could develop products that decrease the demand for our products.
●	Any international operations we undertake may subject us to risks inherent with operations outside of the United States.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

●	If MicroLED technology is not widely adopted by display manufacturers, our business would be harmed.
●	If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell our existing or future products - or generate product revenue.
●	We rely on access to third-party facilities for prototyping and commercial process development and expect to enter into arrangements with third parties to fabricate our products at commercial scale. The loss of access to a third-party facility, or our inability to enter into agreements with third-party fabricators could have a material adverse effect on our business development.
●	Because we will depend on third-party fabricators to manufacture products for us, we will be susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales, income and customers.
●	Any failure by us to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.

Risks Related to our Common Stock

●	Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.
●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.
●	We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.
●	If we are unable to maintain listing of our securities on The Nasdaq Capital Market (“Nasdaq”) or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired.

PART I

Item 1. Business

Overview

We are seeking to change the world of electronics with a new class of transistor developed using our proprietary advanced semiconductor materials that we believe has the potential to revolutionize the display industry. Our TRUFLEX® semiconductor polymers enable low-temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost, high-performance displays. Our semiconductor platform can be used in a range of display technologies, including MicroLED, liquid crystal display (“LCD”), and AMOLED, as well as in applications in advanced computer and artificial intelligence chip packaging, sensors, and logic.

We design and develop our materials at our research and development facility in Manchester, UK, and provide prototyping services at the Centre for Process Innovation in Sedgefield, UK. We also operate a field application office in Hsinchu, Taiwan, in close proximity to our collaboration partner, The Industrial Technology Research Institute of Taiwan. Together with our collaboration partners, we are developing a commercial-scale production process and Electronic Design Automation ("EDA") tools for our materials to demonstrate the commercial viability of manufacturing a new generation of displays using our materials.

During the first quarter of 2026, Smartkem was involved in a number of financing transaction. These included the transfer of our patent portfolio to a third party. The company still owns its process and formulation intellectual property as codified in 40 trade secrets. As previously disclosed the company is continuing to conduct a review of its strategy. In particular it is evaluating its display prototyping activities, its materials formulation activities and the possibility of adding new materials to its portfolio.

Products and Services

We supply our advanced materials as a set of stable liquid inks, with each ink forming a separate layer of the device. Each of the inks forming these layers has been carefully designed to achieve the device performance and electrical stability specified by the customer. We supply the ink set with a detailed process of record (“POR”) for producing the desired device. In addition to supplying our organic thin-film transistor (“OTFT”) stack materials as a package, prospective customers also evaluate the use of our range of interlayer materials as single layers in new and existing chip and display products (in so-called advanced semiconductor packaging). The interlayer materials are being tested as redistribution layers, pixel definition layers, permanent resists, and organic dielectric layers due to their favorable processability, patternability, planarity, and other properties when compared with existing materials. During 2023, we began developing a range of customized dielectric inks for customers’ advanced electronics packaging applications.

Products have been scaled up for formulated ink supply to customers in package sizes ranging from 100ml to several liters, all supplied from our Manchester facility. These are supplied with a certificate of analysis (CoA) and POR, alongside device and design consultancy to ensure successful technology transfer.

In January 2025, we completed the first sale of our TRUFLEX® materials to Chip Foundation under our co-development agreement.

We developed the "MiP4," a package of four MicroLEDs connected using our chip-first architecture and its unique interlayer dielectric semiconductor materials. A demonstration of the first application of the MiP4—a 12.3-inch MicroLED Smart Backlight—was unveiled at Taiwan's largest technical conference, Touch Taiwan 2025. The MicroLED Smart Backlight delivers higher brightness and better contrast in LCD screens that are frequently used in the automotive industry today.

In December 2025, we announced that we had created the world's first all-organic-transistor ("AOT") biometric sensor, in collaboration with Shanghai Jiao Tong University (“SJTU”). This novel technology significantly increases the sensitivity of optical detection for flexible biometric applications, such as fingerprint or palm print recognition on curved surfaces, and has the potential to help address challenges such as fingerprint spoofing. By enabling advanced liveness detection techniques, the sensor can capture subtle signals that distinguish real fingerprints from fake ones, whether through multi-wavelength imaging or dynamic imaging that reveals motion or blood flow.

A paper describing this new technology, titled 'Flexible 256x256 All-Organic-Transistor Active-Matrix Optical Imager with Integrated Gate Driver' and co-authored by our Chief Technology Officer, Dr. Simon Ogier, was published by the Institution of Electrical and Electronic Engineers (“IEEE”) and presented by Prof. Xiuyan Li, SJTU at the 71st Annual IEEE International Electron Devices Meeting.

Market Opportunity

Our proprietary TRUFLEX® organic materials set enable customers to make backlight units and direct emissive displays that are both flexible and capable of driving stable currents, combined with the benefits of low temperature processing. Recently, several manufacturers have launched TVs with mini-LED backlight units, and a number of companies are developing a new generation of direct emission MicroLED displays (including Samsung, with ‘The Wall’ offering unparalleled brightness and visual clarity, Sony, LG and AUO), flexible OLED displays, and transparent OLED displays. These new formats are supported by a variety of different backplanes using tiled versions of existing technologies or printed circuit board (“PCB”) backplanes. We believe that our TRUFLEX® materials can be used to provide active-matrix transistor arrays that can address these new product categories using low-cost, flexible substrates.

Our customized inks can be made with low viscosity, low processing temperatures and without the use of hazardous solvents. In addition, our organic inks offer low film stress and shrinkage/warpage versus many established materials.

We believe there are other markets in which our materials may offer advantages. For example, we believe that our OTFTs are suitable for applications where a relatively low number of transistors are required over a wide area such as chemical/biological sensors or distributed logic circuits. We believe the growth in Internet of Things (IoT) devices also offers opportunities for low-cost, mass manufacturable, printable logic devices, as can be made possible by our technology platform. We believe that our strategy of targeting low cost of prototyping and an ability to rapidly transition from design to device will help drive the development of these technologies with our customers.

Advanced chip packaging has become a critical enabler of next-generation semiconductor systems, driven by the rapid growth of artificial intelligence, high-performance computing, and data-center applications that increasingly require heterogeneous integration, higher interconnect density, and improved power efficiency. As traditional silicon scaling faces physical and economic constraints, architectures such as chiplet-based designs, fan-out packaging, and multi-die integration are increasingly relied upon to deliver system-level performance gains. During 2025, SmartKem announced the extension of its OTFT materials platform and “chip-first” process architecture beyond display applications into advanced chip packaging, including development collaborations with Manz Asia focused on inkjet-printed dielectric layers for semiconductor packaging applications. These initiatives are intended to enable low-temperature, additive manufacturing processes compatible with large-area substrates and advanced packaging workflows. We believe that our materials expertise, combined with partnerships established in 2025, positions the Company to participate in emerging opportunities within advanced packaging markets that are expanding alongside increased investment in AI-driven computing infrastructure and demand for scalable, cost-effective semiconductor integration solutions.

Commercialization Strategy

Continued Development of Our Materials

We design and develop our materials at our research and development facility in Manchester, UK, where we respond to customer inquiries and anticipate market trends. In response to requests from potential customers, our chemistry team has focused on the development of a range of specialized dielectric polymer interlayers. Additional specialty dielectric polymer formulations are being designed for use in advanced mobile communications operating at frequencies in excess of 5 GHz (5G applications and beyond). Interlayer inks are also being provided to potential customers for evaluation across a wide range of advanced electronics packaging applications. We believe that our knowledge base and experience in the design and characterization of OTFTs gives us the ability to respond rapidly to customer preferences and emerging market trends.

Development of EDA Tools

We have developed an initial process design kit (“PDK”) for our process that is designed to be used by third parties in EDA software to allow them to design digital logic devices. The PDK contains information such as design rules that are specific to our process equipment, and it will also incorporate models of OTFTs made using our materials set. This will be used for digital device simulation and layout of circuit designs. We continue to characterize the electrical performance of our materials and to use that data to improve the correlation between simulations produced using those tools and actual devices. As part of this development, we expect to populate a library of reference designs for common gates used in digital electronic circuits to further simplify third-party design processes. At this time, our circuit layout work is performed manually by skilled engineers.

Once we have identified a specific application requirement, we expect to proceed with development work through an understanding of the product specifications and engineering work to calculate the size and capabilities of pixel OTFTs and storage capacitors. For digital logic applications, the situation is more complex, and circuits cannot be designed without access to supporting simulation, design, and layout software. In silicon integrated circuit (“IC”) design, EDA tools are used to predict the behavior of circuits made using foundry services, allowing designers to simulate the behavior of prototype circuits and verify their functionality prior to fabrication, thereby saving time and cost.

We believe that the development of proprietary EDA tools that permit customers to efficiently design circuits using our processes and materials is an important requirement for our commercial success. We have entered into a four-year collaboration with Flexible Integrated Circuits S.L. (FlexiIC) with the aim of configuring open-source or low-cost, paid-for EDA tools for our OTFTs.

Development of Robust Commercial Manufacturing Processes

Our base layer, self-assembled monolayer, organic semiconductor, organic gate insulator, sputter resistant layer and PassiVation layer inks can be deposited using standard coating techniques such as spin-coating or slot-die coating which are widely used for the lithography processes used in TFT manufacturing. As a result, our OTFT process can be integrated into existing manufacturing lines using standard industrial techniques without the need for additional large capital investment. Furthermore, the solubility of our inks would permit customers to digitally print the features of the OTFT device, which we believe may be attractive to potential customers seeking to lower manufacturing costs.

Through our relationship with the Industrial Technology Research Institute ("ITRI”), we have successfully demonstrated the direct patterning of one of our interlayer dielectric materials using DLT, a common commercial manufacturing technology. In 2023, we entered into a transfer technology agreement with ITRI pursuant to which ITRI is developing Gen 2.5 scale (370mm x 470mm) commercial manufacturing processes for a range of our OTFT materials.

Sales and Marketing

The majority of our target customers are large consumer electronics companies based in Asia (Taiwan, South Korea, Japan and China). We believe that these customers are seeking to create novel, higher added value electronics products.  The same region is also a source of new inquiries for evaluation of use of our unique dielectrics in the advanced chip packaging sector.

We have a direct sales force consisting of one employee located in Taiwan, assisted by two technology transfer engineers, and sales representation in China. Our technical specialists and senior management team also play an active role in promotional events and engage with strategic partners in Asia. We believe that our initial customers will be located in Taiwan, South Korea, Japan and China but we are also directly working with original equipment manufacturers (“OEMs”) located in North America, Europe and elsewhere in Asia who have the ability to require their suppliers to use our materials. Our sales team is supported for new program delivery by engineers and product specialists located at the materials technology center in Manchester. We anticipate building up our sales and marketing resources through a mixture of new in-house and specialist agencies.

Our marketing efforts include increased attendance at significant industry trade shows (including in 2025: SEMICON® Korea, Touch Taiwan, SEMICON® China, SID Display Week, the 25th International Meeting on Information Display (“IMID”), PlayNitride MicroLED Technology Forum, SEMICON® Taiwan, MicroLED Connect, TechBlick Berlin and IDW Japan) at which we demonstrate the capabilities of our TRUFLEX® technology and respond to requests for proposals and other inquiries from potential customers. We publish technical papers that explain our products and technology to inform and engage with potential customers. We have also entered into several joint development agreements to demonstrate the capabilities of our materials and to show the feasibility of utilizing our products in specific applications. In addition, we make presentations at trade events to showcase our technology and familiarize potential customers with the value we believe our technology adds to various applications. We also publish press releases and other announcements relating to our technical capabilities or achievements and include product information and related technical materials on our website.

We expect that the time between the identification of a potential customer and the receipt of a purchase order or agreement for the sale of our products will be relatively long. In certain instances, a potential customer may contact us seeking a generic sample of our materials for evaluation. In other instances, a customer may approach us with specific performance specifications and inquire about our ability to provide products meeting those specifications, after which we provide samples of materials or specific data for evaluation.

Following the satisfactory completion of development work and any related pilot project, an interested customer would then enter into a sales agreement with us, pursuant to which we would either: (i) agree to manufacture products to the customer’s specifications from time to time as requested by the customer, including subject to potential minimum quantity requirements; or (ii) agree to license our process to the customer for a fee based on a royalty of sales and enter into a supply agreement for our proprietary inks, utilizing a process owned and qualified by us, formulated into inks either at our own facilities or by third-party formulators and shipped directly to customers.

We expect that the sales cycle described above will take approximately 12 to 24 months. During that period, we will be required to incur significant expenses without any assurance that a customer order will be obtained. Accordingly, we face a significant risk that we will incur those expenses without ever making a sale.

Research and Development

Since 2023, our chemistry team has switched its focus from the development of organic semiconductors to the development of a range of specialized photoimageable dielectric polymers. Some of these dielectric materials are intended for use in the display industry as redistribution layers, passivation layers, MicroLED interlayers , and pixel definition layers. In response to requests from potential customers, we have also directed our efforts to the development of customized dielectric materials for use in the field of advanced electronics packaging. Some of the technical challenges facing the development of these dielectrics include tuning interfacial adhesion between a broad range of different interlayers, including polymer-to-polymer, polymer-to-metal, and polymer-to-silicon interfaces. Another important aspect of the development of novel dielectric inks for advanced packaging applications is the need for them to be capable of being deposited using a range of coating and printing techniques, including additive printing methods such as industrial inkjet printing.

Once new dielectric materials have been characterized, our materials development team customizes the formulations and process parameters to allow integration into the fabrication processes at ITRI. This team establishes the BKMs for each material and develops an understanding of the parameters that can influence performance. Customers frequently request detailed materials data packages for our customized dielectric materials which, once approved by them, should enable them to quickly process our polymer inks at their in-house facilities. At any given time, our dielectric inks are under evaluation by a number of potential end users. Initial work is also being done to identify scale-up routes and potential supply chains for our materials in anticipation of customer needs.

Collaboration Agreements

In October 2021, we entered into a joint development agreement with RiTdisplay, a Taiwan-based developer of displays, pursuant to which the two parties are collaborating on the production of a full-color demonstration AMOLED display. In 2023, we entered into a technology transfer agreement with RiTdisplay, pursuant to which the parties commenced a joint project to develop the world’s first commercially ready active-matrix OLED display using OTFT technology.  In 2025, we entered into a memorandum of understanding with RiTdisplay for the extension of our existing technology transfer agreement which, when finalized, will include the integration of our OTFT process onto RiTdisplay’s Gen 2.5 Pilot Line, which will enable us to provide product prototyping of the world's first commercially ready AMOLED display using OTFT technology on a commercial Gen 2.5 OTFT product manufacturing line at RiTdisplay’s existing state-of-the-art facility in Hsinchu, Taiwan. The memorandum of understanding is non-binding, and there can be no assurance as to whether or when a definitive agreement will be executed by the parties or as to the ultimate terms of any such agreement.

In 2022, we entered into a joint development agreement with a Taiwan-based company for the development of a new generation of MiniLED signage. This collaboration is expected to lead to the development of a roll-to-roll process for the manufacture of large-format LED displays.

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

In February 2024, we entered into a joint development agreement with Tianma Microelectronics Co., Ltd. to integrate our organic thin-film transistor technology with Tianma’s oxide transistors to develop OTFT-based microarray biochips.

Also in February 2024, we entered into a collaboration agreement with FlexiIC to develop low-cost, rapid turnaround custom circuits using organic transistor technology. Several months later, we signed a multi-year agreement with FlexiIC to develop a new generation of complementary metal oxide semiconductors (“CMOS”) for smart sensors.

In March 2024, we entered into a technology collaboration agreement with ITRI to enable product prototyping on ITRI's Gen 2.5 equipment using our technology.

In September 2024, we entered into a joint development agreement with Chip Foundation to co-develop a new generation of MicroLED backlight technology for Liquid Crystal Displays.

In November 2024, we entered into a collaboration agreement with AUO to develop a new generation of rollable, transparent MicroLED displays using our technology.

In May 2025, we entered into a collaboration agreement with Manz Asia for advanced computer and artificial intelligence chip packaging, and in July 2025 we entered into a preliminary joint development agreement with Manz Asia in furtherance of that collaboration.

In December 2025, we entered into a proof-of-concept agreement with a leading global consumer electronics company for the development of MicroLED wearables.

Manufacturing and Supply

We obtain strategic intermediates and final products from multiple sources who produce our active semiconductor materials to our specifications. Our TRUFLEX® materials fall into two main categories, “active” organic materials and “passive” interlayer materials. Our active materials generally require high levels of process and product control, and therefore these are synthesized from start to end by us or a third party that has met certain certification requirements and then formulated by us into organic semiconductor inks. We validate active components internally before use. Our passive interlayer inks use a range of commercially available intermediates, formulated to our specifications to meet differing end-use performance parameters depending on the intended use. Our active and passive inks are proprietary to us.

We synthesize the active materials either internally or using third-party suppliers that meet specific certification requirements. The raw materials used to produce the formulated passive interlayers are purchased from multiple suppliers and tested and validated internally before use. The active and passive interlayer inks are presently manufactured internally in our formulation facility located in Manchester, U.K. We are also evaluating a base layer material manufactured on a larger scale by a third-party contractor. Initial results have been promising, and we are continuing our testing and evaluation.

We use our U.K.-based formulation activity to enable customers to validate our materials on their Gen 1–Gen 2.5 pilot lines. Our TRUFLEX® inks typically comprise from 1.2% up to 25% by weight of solids, with the remainder being made up of electronic grade solvents. For commercial supply quantities, to avoid the shipping costs associated with large quantities of locally available solvents, we expect to supply fully formulated ink to customers from a formulation facility located close to the customer’s manufacturing facility. We may also outsource the ink manufacture to an accredited third-party local formulator, subject to our final quality control testing of the formulated inks.

We have not experienced any supply shortages with respect to the materials used to formulate our proprietary inks.

Competition

We believe that competition in our targeted markets is based on a variety of factors, including capability, functionality, performance, reliability, ease of use, and ability to supply in sufficient quantities. We believe we can, or will be able to, compete effectively on the basis of these factors.

a-Si technology is an inorganic process widely used in the manufacture of backplanes for LCDs. More recent developments in inorganic semiconductors include the use of the metal oxide indium gallium zinc oxide (“IGZO”) for backplanes for large-area OLED TVs and low temperature polycrystalline silicon (“LTPS”) for high-resolution cell phones. All of these inorganic processes are operated at high temperatures and therefore require high-cost substrates, particularly where processing on plastic is required. We believe that the integration of TFTs with temperature-sensitive devices will be made easier with our OTFT inks due to their lower temperature requirements.

In addition, we believe that all inorganic TFT-based active-matrix technologies face challenges in bending compared with organic TFTs, resulting in greater manufacturing complexity and higher costs.

A number of competitors have engaged in the development of organic inks. However, these competitors either opt to use polymeric semiconductors (BASF SE, Merck KGaA and Sumitomo Chemical Co., Ltd.) that process well but have lower mobility than the polycrystalline organic materials in our TRUFLEX® materials, or polycrystalline semiconductors that have high mobility but relatively poor uniformity when processed. We believe our proprietary technology, which combines a polycrystalline molecule with a matched semiconducting polymer, provides higher mobility, particularly at short channel lengths, and better processability than these technologies.

Many of our potential competitors could have substantial competitive advantages, such as greater name recognition, longer operating histories, broader and deeper product portfolios, larger customer bases, and substantially greater financial and other resources, as well as larger-scale manufacturing operations. However, we believe our products have the potential to compete with many of our competitors’ offerings through product performance, product reliability, and satisfaction of customer qualifications and standards.

Government Regulation

In addition to customer-specific requirements for safety, health and the environment, our formulated materials may also be subject to government regulation during their use in the country of device manufacture and under regulations covering the materials in the finished device. Such regulations may address the toxicity of materials (including potential carcinogenicity, mutagenicity, and teratogenicity) and restrictions imposed by the environmental protection agencies in the countries of manufacture.

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

Our OGI material is fluorinated and spun from a fluorosolvent listed under regulation (EC) No 428/2009 of 5 May 2009 under section 1C006d. Export of formulations may require a Standard individual export license to be applied for, and end use declaration made by the customer. These can be obtained through the U.K.’s SPIRE system.

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

Employees

As of April 1, 2026, we had 28 full-time employees and one part-time employee located in the United Kingdom, Taiwan, and United States. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

Our Corporate Information and History

We were incorporated as Parasol Investments Corporation in the State of Delaware on May 13, 2020. SmartKem Limited was incorporated under the laws of England and Wales on July 21, 2008. On February 23, 2021, we completed an exchange with SmartKem Limited and the former shareholders of SmartKem Limited (the “Exchange”) pursuant to which substantially all of the equity interests in SmartKem Limited were exchanged for shares of our common stock, and SmartKem Limited became our wholly owned subsidiary. Immediately following the Exchange, the business of SmartKem Limited became our business and we changed our name to “SmartKem, Inc.” Prior to the Exchange, Parasol Investments Corporation was a “shell” company registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with no specific business plan or purpose until it began operating the business of SmartKem Limited following the closing of the Exchange.

Our principal executive offices are located at Manchester Technology Center, Hexagon Tower, Delaunays Road, Blackley Manchester, M9 8GQ U.K. Our telephone number is 011-44-161-721-1514. Our website address is www.smartkem.com. Information contained on, or that can be accessed through, our website is not a part of this prospectus.

Additional Information

Our website address is www.smartkem.com. The contents of, and information accessible through, our website are not part of this Annual Report, and our website address is included herein as an inactive textual reference only. We make our filings with the U.S. Securities and Exchange Commission (the "SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC’s website is www.sec.gov. The information contained on the SEC’s website is not intended to be a part of this Annual Report.

Item 1A. Risk Factors

Risks Related to Our Financial Position, Financial Reporting Matters and Need for Capital

We have generated no revenue from commercial sales to date, and our future profitability is uncertain.

We were incorporated in 2009, and since inception we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts and develop manufacturing, sales, marketing and distribution capabilities for our TRUFLEX® materials. Our comprehensive losses for the years ended December 31, 2025 and 2024 were $13.0 million and $9.9 million, respectively, and our accumulated deficit as of December 31, 2025 was $125.1 million. There can be no assurance that the products and technologies under development by us will achieve commercial acceptance or generate meaningful revenue. Furthermore, there can be no assurance that if our products are adopted by customers they will be successfully commercialized at scale, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development, and you will likely lose your entire investment.

We will need to raise capital from time to time to continue the development of our products and technologies. There can be no assurance that any revenues we may generate in the future will be sufficient to fund our ongoing operations. We believe that we will need to raise substantial additional capital to fund our operations and the development and commercialization of our products and technologies, and there can be no assurance that such capital will be available on acceptable terms, or at all.

Risks Related to Our Business and the Industry in Which We Operate

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern and will likely require additional capital to support our business and objectives.

We have incurred recurring losses since inception and, as of December 31, 2025, had an accumulated deficit of $125.1 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products, and it is possible we will never achieve profitability.

These efforts may be more costly than we expect, and we may not be able to generate revenue to offset our increased operating expenses. We expect our cash and cash equivalents of $0.4 million as of December 31, 2025 to be insufficient to meet our operating expenses and capital expenditure requirements for at least 12 months from the filing of this Form 10-K. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional working capital through public or private equity or debt financings or other sources, which may include collaborations with third parties. There can be no assurance, however, that such financing will be available, on acceptable terms and conditions, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including our ability to generate significant revenue, the market demand for our products, the quality of product development efforts including potential joint collaborations, management of working capital, and the continuation of normal payment terms and conditions for purchase of services.

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

Risks Related to Our Operations and Manufacturing

We rely on access to third-party facilities, including ITRI, for prototyping and commercial process development, and the loss of access to such facilities could have a material adverse effect on our business.

We rely on third-party facilities, including the Industrial Technology Research Institute ("ITRI") in Taiwan, for prototyping and the development of commercial-scale manufacturing processes for our TRUFLEX® materials. Our ability to demonstrate our technology to potential customers and to develop commercially viable manufacturing processes depends in significant part on our continued access to these facilities. If our agreements with ITRI or other third-party facility providers are terminated or not renewed, or if we are unable to enter into new agreements with alternative third-party fabricators on acceptable terms, our ability to develop and commercialize our products could be materially impaired. In addition, we expect to rely on third-party fabricators to manufacture our products at commercial scale. Such third-party fabricators may experience manufacturing delays, capacity constraints, quality control issues or pricing fluctuations that could prevent us from delivering products to customers on time or on a cost-effective basis, which could result in the loss of sales and customers and have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our partners are located in Taiwan. In addition, we expect that many of our potential customers will be located in Taiwan. From time to time, Taiwan has been impacted by significant seismic activity in the area, including earthquakes and related aftershocks, and it is expected that similar events will happen in the future. Because of the relatively small size of Taiwan and the proximity of our partners and future customers to each other, earthquakes, tsunamis, fires, floods, other natural disasters, epidemics such as the COVID-19 outbreak, political unrest or war, including as a result of current tensions with China, labor strikes or work stoppages could simultaneously affect our partners’ production capability, our ability to supply our customers, and our customers’ ability to produce products incorporating our technology. As a result, we may be subject to unanticipated costs and delays that could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our International Operations and Regulatory Compliance

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

Risks Related to Our Information Technology and Cybersecurity

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

SmartKem agreed to assign, transfer, and convey to SmartKem IP LLC, a Delaware limited liability company, certain of the Company's right, title, and interest in and to certain patents and patent applications, together with all continuations, continuations-in-part, divisionals, reissues, reexaminations, extensions, foreign counterparts, and all rights to sue for past, present, and future infringement thereof. In furtherance thereof, the Company and its subsidiary, SmartKem Ltd, a corporation organized under English law (the "Assignor"), entered into an Intellectual Property Assignment Agreement (the "IP Assignment Agreement") with SmartKem IP LLC (the "Assignee"), pursuant to which the Assignor irrevocably conveyed, transferred, and assigned to the Assignee certain of the Assignor's right, title, and interest in and to certain patents, patent applications, and related intellectual property rights, together with all royalties, fees, income, and proceeds related thereto, and all claims and causes of action with respect thereto. The Company also agreed to maintain the employment of a designated patent liaison for a period of six (6) months following the effective date of the Settlement Agreements to provide the Holders with information, assistance, and support relating to the Assigned IP.

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

Risks Related to Our Financial Controls and Reporting

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

In connection with the preparation of our financial statements for the first quarter of 2025, we identified a material weakness in our internal control over financial reporting relating to the lack of an independent review and assessment of our internal controls environment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Although the financial statements contained in this Annual Report on Form 10-K reflect the appropriate accounting for the relevant period and no prior financial statements were impacted, we cannot assure you that we will be able to remediate this material weakness in a timely manner, or at all, or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Due to fiscal constraints during the year ended December 31, 2025, we were not able to fund an independent assessment of our internal control environment; however, with the financing activities described in Note 15 to our consolidated financial statements, we intend to reinstitute the independent evaluation of our internal control environment. If we fail to remediate this material weakness or if we identify additional material weaknesses or significant deficiencies in our internal controls, we may be unable to accurately report our financial results or report them within the timeframes required by law or applicable stock exchange regulations, which could adversely affect investor confidence in the accuracy and completeness of our financial reports and cause the price of our common stock to decline. In addition, failure to maintain effective internal control over financial reporting could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or to stockholder litigation, any of which could require additional financial and management resources and have a material adverse effect on our business, financial condition, and results of operations.

As of the end of the year covered by this Report, we were unable to carry out an independent evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. As a result, and as of the date of this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025. See “Item 9A Controls and Procedures.”

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

On August 15, 2025, we received a letter (the “Letter”) from the Listing Qualifications Department of Nasdaq indicating that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, under Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”), because our stockholders’ equity of $(0.1) million as reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2025 was below the required minimum of $2.5 million, and because, as of August 15, 2025, we did not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Pursuant to the Letter, Nasdaq gave us 180 calendar days, or until February 11, 2026, to regain compliance. On February 12, 2026, Nasdaq notified us that, based upon our continued non-compliance with the Equity Rule, the Staff had determined to delist our securities from Nasdaq unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). We timely requested a hearing, which stayed the delisting and suspension of our securities pending the decision of the Hearings Panel. There can be no assurance that we will be able to evidence compliance with the Equity Rule or other applicable requirements for continued listing on The Nasdaq Capital Market prior to the hearing or that the Panel will grant us a further extension period in accordance with the Nasdaq Listing Rules.

On March 5, 2026, we received an additional letter (the “Bid Price Deficiency Letter”) from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) for continued listing on the Nasdaq Capital Market. Based on the closing bid price of our common stock between January 21, 2026, and March 4, 2026, we no longer meet the minimum bid price requirement. The Bid Price Deficiency Letter has no immediate effect on the listing or trading of our common stock on the Nasdaq Capital Market.

The Bid Price Deficiency Letter provides us with 180 calendar days, or until September 1, 2026, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by September 1, 2026, an additional 180 days may be granted to regain compliance, so long as we meet the Nasdaq Capital Market initial listing requirement of $5 million in stockholders’ equity and all other continued listing requirements (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the bid price deficiency during the second compliance period. We currently have less than $5 million in stockholders’ equity; however, the determination on eligibility for a second bid price grace period will not be made until the first bid price grace period expires. If we do not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist the Company's common stock, at which point the Company will have an opportunity to request a hearing before the Panel.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of its outstanding securities, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

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

Our executive officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own 4.1% of our common stock. As a result, these stockholders, acting together have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly impact the management and affairs of our company. The interests of these stockholders may not be the same as or may even conflict with your interests. The concentration of ownership might decrease the market price of our common stock by:

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

As of December 31, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

Item 2. Properties

Our headquarters are located in Manchester, England, where we lease approximately 10,000 square feet of commercial space for research and development, engineering, testing and corporate offices pursuant to a lease that expires in April 2028. We also have a leased office in Hsinchu City Taiwan where we lease approximately 1,000 square feet of office space pursuant to a lease which expires in July 2028.

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

Item 4. Mine Safety Disclosure

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities

Market Information

Our common stock has been trading on the Nasdaq Stock Market LLC under the symbol “SMTK” since May 31, 2024.

Holders of Record

As of April 1, 2026, there were 21,202,911 shares of our common stock outstanding which were held by 241 stockholders of record as reported by our transfer agent. This number does not include beneficial owners whose shares are held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Overview

We develop and manufacture custom electronic materials designed to enable the next generation of electronics. Our advanced TRUFLEX® materials integrate into existing manufacturing processes, supporting efficient, scalable production and high-performance outcomes across a broad range of electronic applications. We combine materials science expertise with practical engineering to deliver tailored solutions for partners seeking to innovate in electronics.

We design and develop our materials at our research and development facility in Manchester, UK and operate a field application office in Hsinchu, Taiwan. We operate with an international footprint, providing materials development, prototyping and technical support to customers and collaborators globally.

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

Components of Results of Operations

Revenue

Revenue. Our revenue consists of revenue from the sale of TRUFLEX® inks and demonstration products and revenue earned from various joint development agreements.

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

Interest Expense. Interest Expense is related to our short term note payables.

Income Tax Expense/Refund

Income tax expense/refund consists primarily of income taxes in jurisdictions in which we conduct business.

Results of Operations

Twelve months ended December 31, 2025 compared with the twelve months ended December 31, 2024

Revenue and Cost of Revenue

Our revenue and cost of revenue reflects sales of TRUFLEX® inks and demonstration products, and the direct costs associated with those sales.

Revenues were $697 thousand for the year ended December 31, 2025, compared to $82 thousand for the same period of 2024. The increase in revenues resulted primarily from an increase of $107 thousand in the sale of demonstrator products to potential partners, as we sought to expand our marketing efforts and $508 thousand related to several joint development agreements that were completed in 2025. Cost of revenue was $272 thousand for the twelve months ended December 31, 2025, compared to $32 thousand for the same period of 2024, primarily as a result of a unit increase in the number of products sold during 2025 and costs associated with the completed joint development agreements during 2025.

Other Operating Income

Other operating income was $1.0 million for both years ended December 31, 2025 and 2024 and is comprised primarily of research grants and research and development tax credits.

Operating Expenses

Operating expenses increased by $2.7 million to $14.2 million for the year ended December 31, 2025, compared to $11.5 million for the comparable period of 2024.

Research and development expenses, which represented 49.4% and 44.3% of our total operating expenses for the twelve months ended December 31, 2025 and 2024, respectively, increased by $1.9 million to $7.0 million for the year ended December 31, 2025, compared to $5.1 million for the same period of 2024. The increase in research and development expenses was mainly due to the increase in the cost of our prototyping activities.

General and administrative expense, which represented 51.9% and 55.0% of our total operating expenses for the twelve months ended December 31, 2025 and 2024, respectively, increased by $1.1 million to $7.4 million for year ended December 31, 2025 as compared to $6.3 million for the same period in 2024. This increase was mainly due to increased professional service fees.

Non-Operating Income/(Expenses)

Total non-operating income was $2.3 million for the year ended December 31, 2025, compared to $0.1 thousand for the year ended December 31, 2024. The increase in non-operating income resulted primarily from a gain on foreign currency transactions of $2.4 million in 2025, compared to a loss of $0.1 thousand for the comparable period of 2024. The increase in loss on foreign currency transactions resulted from fluctuations in U.S. dollar/British pound value affecting transactions denominated in foreign currencies and the translation of foreign currency denominated balances on intra-group loans. There was a decrease of $0.7 million in non-operating income resulting from the change in the valuation of the warrant liability.

Net Loss

Net loss was $10.5 million for the year ended December 31, 2025, an increase of $0.2 million, compared to a net loss of $10.3 million for the year ended December 31, 2024. The increase in net loss in the 2025 period was attributable to the factors described in the preceding paragraphs.

Liquidity and Capital Resources

As of December 31, 2025, our cash and cash equivalents were $0.4 million compared with $7.1 million as of December 31, 2024. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of our technology and products and expenses related to the marketing and commercialization of our products.

We expect that our cash and cash equivalents of $0.4 million as of December 31, 2025 will not be sufficient to fund our operating expenses and capital expenditure requirements for the next 12 months and that we will require additional capital funding to continue our operations and research development activity thereafter.

Our expected cash payments over the next twelve months include (a) $2.6 million to satisfy accounts payable and accrued expenses, (b) $271 thousand to satisfy the lease liabilities and (c) $1.1 million to satisfy the note payable. Additional expected cash payments beyond the next twelve months include $312 thousand of lease liabilities.

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

Cash Flow from Operating Activities

Net cash used in operating activities was $7.7 million for the year ended December 31, 2025 and $8.1 million for the year ended December 31, 2024. Our net loss increased by $0.2 million for the year ended December 31, 2025, the non-cash expenses decreased by $1.4 million and the change in operating asset and liabilities increased by $1.9 million.

Cash Flow from Investing Activities

Net cash used in investing activities was $123 thousand for the year ended December 31, 2025, compared to $75 thousand for the year ended December 31, 2024, an increase of $48 thousand. The increase resulted from additional purchases of laboratory and capital equipment in 2025.

Cash Flow from Financing Activities

Net cash flows provided by financing activities was $1.0 million for the year ended December 31, 2025, compared to $6.5 million for the year ended December 31, 2024, a decrease of $5.5 million. The decrease in net cash provided by financing activities resulted primarily from lower proceeds from offering activities in 2025 compared to 2024.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

SmartKem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SmartKem, Inc. and Subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2023 to 2025

New York, NY

March 31, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

SmartKem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SmartKem, Inc. and Subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CBIZ CPAS P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2023 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY

April 7, 2026

SMARTKEM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$374	$7,141
Accounts receivable	3	—
Research and development tax credit receivable	549	519
Prepaid expenses and other current assets	575	849
Total current assets	1,501	8,509
Property, plant and equipment, net	180	269
Right-of-use assets, net	607	120
Other assets, non-current	—	6
Total assets	$2,288	$8,904

Liabilities and stockholders’ (deficit) / equity
Current liabilities
Accounts payable and accrued expenses	$4,603	$1,791
Lease liabilities, current	271	47
Notes payable, net	928	—
Deferred revenue	108	450
Total current liabilities	5,910	2,288
Lease liabilities, non-current	312	25
Total liabilities	6,222	2,313

Contingencies (Note 7)	—	—

Stockholders’ (deficit) / equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, 0 and 856 shares issued and outstanding, at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 6,839,689 and 3,590,217 shares issued and outstanding, at December 31, 2025 and December 31, 2024, respectively	1	—
Additional paid-in capital	124,772	122,316
Accumulated other comprehensive loss	(3,578)	(1,105)
Accumulated deficit	(125,129)	(114,620)
Total stockholders' (deficit) / equity	(3,934)	6,591
Total liabilities and stockholders’ (deficit) / equity	$2,288	$8,904

The accompanying notes are an integral part of these consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except number of shares and per share data)

	Year Ended December 31,
	2025	2024
Revenue	$697	$82
Cost of revenue	272	32
Gross profit	425	50

Other operating income	951	1,017

Operating expenses
Research and development	7,017	5,111
General and administrative	7,371	6,342
(Gain) / loss on foreign currency transactions	(177)	78
Total operating expenses	14,211	11,531

Loss from operations	(12,835)	(10,464)

Non-operating income / (expense)
Gain / (loss) on foreign currency transactions	2,375	(544)
Change in fair value of the warrant liability	—	672
Interest, net	(73)	7
Total non-operating income / (expense)	2,302	135

Loss before income taxes	(10,533)	(10,329)
Income tax refund / (expense)	24	(1)
Net loss	$(10,509)	$(10,330)
Preferred stock deemed dividends	—	(9,224)
Net loss attributed to common stockholders	$(10,509)	$(19,554)

Common share data:
Basic net loss per common share	$(1.29)	$(3.17)
Weighted average shares outstanding - basic	8,156,638	3,260,127
Diluted net loss per common share	$(1.29)	$(6.00)
Weighted average shares outstanding - diluted	8,156,638	3,260,127
Dividends per common share	$—	$(2.83)

Net loss	$(10,509)	$(10,330)
Other comprehensive loss:
Foreign currency translation	(2,473)	473
Total comprehensive loss	$(12,982)	$(9,857)

The accompanying notes are an integral part of these consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

						Accumulated
	Preferred Stock		Common stock		Additional	other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	equity
Balance at January 1, 2025	856	$—	3,590,217	$—	$122,316	$(1,105)	$(114,620)	$6,591
Stock-based compensation expense	—	—	—	—	1,040	—	—	1,040
Issuance of common stock to vendor	—	—	490,000	—	1,258	—	—	1,258
Conversion of Preferred stock into common stock	(856)	—	690,788	—	—	—	—	—
Exercise of warrants into common stock	—	—	2,068,684	1	(1)	—	—	—
Fair value of warrants issued related to note payable	—	—	—	—	159	—	—	159
Foreign currency translation adjustment	—	—	—	—	—	(2,473)	—	(2,473)
Net loss	—	—	—	—	—	—	(10,509)	(10,509)
Balance at December 31, 2025	—	$—	6,839,689	$1	$124,772	$(3,578)	$(125,129)	$(3,934)

						Accumulated
	Preferred Stock		Common stock		Additional	other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	equity
Balance at January 1, 2024	13,765	$—	889,668	$—	$104,757	$(1,578)	$(95,066)	$8,113
Stock-based compensation expense	—	—	—	—	829	—	—	829
Issuance of stock awards	—	—	3,400	—	21	—	—	21
Issuance of common stock to vendor	—	—	130,000	—	253	—	—	253
Exchange of Preferred stock into common stock warrants	(6,356)	—	—	—	—	—	—	—
Deemed dividend on extinguishment of Preferred stock	—	—	—	—	7,094	—	(7,094)	—
Cashless exercise of warrants into common stock	—	—	388	—	—	—	—	—
Fair value of warrants reclassified from liability to equity	—	—	—	—	700	—	—	700
Issuance of common stock and warrants, net of issuance costs	—	—	1,619,781	—	6,508	—	—	6,508
Deemed dividend on general release and amendment of Preferred stock	—	—	—	—	2,130	—	(2,130)	—
Conversion of preferred stock into common stock	(6,553)	—	749,016	—	—	—	—	—
Exercise of warrants into common stock	—	—	197,964	—	24	—	—	24
Foreign currency translation adjustment	—	—	—	—	—	473	—	473
Net loss	—	—	—	—	—	—	(10,330)	(10,330)
Balance at December 31, 2024	856	$—	3,590,217	$—	$122,316	$(1,105)	$(114,620)	$6,591

The accompanying notes are an integral part of these consolidated financial statements.

SMARTKEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flow from operating activities:
Net loss	$(10,509)	$(10,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	212	258
Stock-based compensation expense	1,040	850
Issuance of common stock to vendor	1,258	253
Right-of-use asset amortization	205	268
(Loss) / gain on foreign currency transactions	(2,552)	647
Change in fair value of the warrant liability	—	(672)
Debt discount amortization	87	—
Change in operating assets and liabilities:
Accounts receivable	(3)	269
Research and development tax credit receivable	(29)	84
Prepaid expenses and other assets	268	(33)
Accounts payable and accrued expenses	2,811	504
Lease liabilities	(182)	(281)
Other current liabilities	(342)	87
Net cash used in operating activities	(7,736)	(8,096)

Cash flows from investing activities:
Purchases of property, plant and equipment	(123)	(75)
Net cash used by investing activities	(123)	(75)

Cash flow from financing activities:
Proceeds from the issuance of common stock and warrants in private placement	—	3,300
Proceeds from the issuance of common stock and warrants in public placement	—	4,350
Payment of issuance costs	—	(1,142)
Proceeds from the issuance of debt	1,000	—
Proceeds from the exercise of warrants	—	24
Net cash provided by financing activities	1,000	6,532

Effect of exchange rate changes on cash	92	(56)

Net change in cash	(6,767)	(1,695)

Cash, beginning of period	7,141	8,836
Cash, end of period	$374	$7,141

Supplemental disclosure of cash and non-cash investing and financing activities
Right-of-use asset and lease liability additions	$708	$82

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

Business

We are seeking to change the world of electronics with a new class of transistor developed using our proprietary advanced semiconductor materials that we believe has the potential to revolutionize the display industry. Our TRUFLEX® semiconductor polymers enable low-temperature printing processes that are compatible with existing manufacturing infrastructure to deliver low-cost, high-performance displays. Our semiconductor platform can be used in a range of display technologies, including MicroLED, liquid crystal display (“LCD”), and AMOLED, as well as in applications in advanced computer and artificial intelligence chip packaging, sensors, and logic.

We design and develop our materials at our research and development facility in Manchester, UK, and provide prototyping services at the Centre for Process Innovation in Sedgefield, UK. We also operate a field application office in Hsinchu, Taiwan, in close proximity to our collaboration partner, The Industrial Technology Research Institute of Taiwan. Together with our collaboration partners, we are developing a commercial-scale production process and Electronic Design Automation ("EDA") tools for our materials to demonstrate the commercial viability of manufacturing a new generation of displays using our materials.

During the first quarter of 2026, Smartkem was involved in a number of financing transaction. These included the transfer of our patent portfolio to a third party. The company still owns its process and formulation intellectual property as codified in 40 trade secrets. As previously disclosed the company is continuing to conduct a review of its strategy. In particular it is evaluating its display prototyping activities, its materials formulation activities and the possibility of adding new materials to its portfolio.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN:

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

Going Concern

As of December 31, 2025, we have incurred recurring losses including net losses of $10.5 million and $10.3 million for the years ended December 31, 2025, and 2024, respectively. Our working capital deficit is $4.4 million as of December 31, 2025. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products.

The Company expects that its cash and cash equivalents of $0.4 million as of December 31, 2025, will not be sufficient to fund its operating expenses and capital expenditure requirements for the 12 months from the issuance of these financial statements and that the Company will require additional capital funding to continue its operations and research development activity thereafter. It is possible this period could be shortened if there are any significant increases in spending or more rapid progress of development programs than anticipated.

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

There is substantial doubt that the Company will be able to pay its obligations as they fall due, and this substantial doubt is not alleviated by management plans. The consolidated financial statements as of December 31, 2025 have been prepared assuming that the Company will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern

Basis of Consolidation

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

Management’s Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relates to the fair value of stock-based compensation expense and for the valuation allowance of deferred taxes. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. As of December 31, 2025 and 2024, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of non-collection. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for credit losses would be required. There was no allowance for credit losses recorded as of December 31, 2025 and 2024.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

Management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. If the carrying amount is greater than the undiscounted cash flows, the carrying amount of the asset is reduced to the asset’s fair value. An impairment loss is recognized immediately as an operating expense in the consolidated statements of operations. As of December 31, 2025, and 2024, Company’s management believed that no impairment of the Company’s long-lived assets was required.

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

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the consolidated balance sheets as of December 31, 2025 and 2024. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on inception date of the lease agreement in determining the present value of lease payments.

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

The Company’s current contracts with customers do not contain significant estimates or judgments. A portion of the Company’s revenue contains a single performance obligation that is recognized upon fulfilment of the sales order. The company also recognized a portion of revenue related to the certain agreements over time based on output method. The Company received cancellation notification from two customers in fourth quarter 2025 and recognized remaining contract liability.

In 2025, the Company recorded $147 thousand related to the sale of the of materials to various customers which was recognized at the point of the sale.  The Company also recorded $550 thousand related to the recognition of income over the project term related to two project agreements that had been cancelled in 2025. In 2024, the Company recorded $40 thousand related to the sale of the of materials to various customers which was recognized at the point of the sale.  The Company also recorded $42 thousand related to the recognition of income over the project term related to a project agreements that had been completed in 2024.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Customer A and B comprised of 60% and 19% of revenue for the year ended December 31, 2025. No customers comprised over 10% of revenue for the year ended December 31, 2024.

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

Contract Liability

The Company has recognized contract liabilities, primarily related to advance payments received from collaboration agreements for services to be performed in future periods. These contract liabilities are expected to be recognized as revenue within the next 12 month. The Company’s balance on January 1, 2024 was $360 thousand. During 2024, the Company added $128 thousand related to new advanced deposits collected, offset by a release of $42 thousand for the recognition of revenue related to the completion of the performance obligation contracts and foreign currency translations of $4 thousand. The Company’s balance as of December 31, 2024 was $450 thousand. During 2025, the Company added $3 thousand related to new advanced deposits collected, offset by a release of $391 thousand for the recognition of revenue related to the completion of the performance obligation contracts and foreign currency translations of $46 thousand. The Company’s balance as of December 31, 2025 was $108 thousand.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the year ended December 31, 2025 and 2024, the Company recorded grant income and research & development tax credits of $1.0 million for both years, which are recorded as other operating income in the accompanying consolidated statements of operations. As of December 31, 2025 and 2024, the Company had receivables related to research & development tax credits for payments not yet received of $0.5 million for both years.

Share-based compensation

All share-based payments, including grants of stock options, are measured based on the fair value of the share-based awards at the grant date and recognized over their respective vesting periods. Outstanding options generally expire 10 years after the grant date. The Company has issued options that vest based on service requirements and issued options that vest based on performance requirements. Options become exercisable when service requirements are met. In the case of performance-based options, options become exercisable when there is a liquidity event, such as a change in control, sale, or admission (listing as a public company or initial public offering (“IPO”)), and the employee, or consultant, must be providing services to the Company at the time of the event. Due to the Exchange, all options outstanding immediately prior to the event with a performance obligation requirement became vested and exercisable..

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

We considered the positive and negative evidence bearing upon its ability to realize the deferred tax assets. In addition to the Company’s history of cumulative losses, the Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, a full valuation allowance has been provided against its net deferred tax assets at both December 31, 2025 and 2024. Should the Company change its determination, based on the evidence available as to the amount of its deferred tax assets that can be realized, the valuation allowance will be adjusted with a corresponding impact to the provision for income taxes in the period in which such determination is made and which may be material.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2025, and 2024, there were no material uncertain tax positions.

Contingent Liabilities

A provision for contingent liabilities is recorded when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. From time to time, the Company may be party to certain litigation and disputes arising in the normal course of business. As of December 31, 2025, the Company is not a party to any litigation or disputes.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following potentially dilutive securities were excluded from the computation of earnings per share as of December 31, 2025 and 2024 because their effects would be anti-dilutive:

	December 31,
	2025	2024
Common stock warrants	2,300,328	4,450,324
Assumed conversion of preferred stock	—	1,973,200
Stock options	1,643,122	619,910
Total	3,943,450	7,043,434

Recently Issued Accounting Pronouncement

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses, which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods and should be applied prospectively, with early adoption permitted. The Company is assessing the impact of adopting this standard.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which clarifies various topics in the Accounting Standards Codification to improve consistency and address technical corrections. Key improvements include clarifying the calculation of diluted earnings per share (EPS) when a loss from continuing operations exists. The amendments in this update are effective for the Company beginning January 1, 2027, with early adoption permitted. The Company is assessing the impact of adopting this standard.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. This update clarifies the applicability of interim reporting guidance and the form and content of interim financial statements. It also establishes a disclosure principle requiring an entity to disclose material events and changes occurring since the end of the last annual reporting period. ASU 2025-11 is effective for the Company for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is assessing the impact of adopting this standard.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This update establishes authoritative guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities. ASU 2025-10 is effective for the Company for interim periods within annual reporting periods beginning after December 15, 2028, with early adoption permitted. The Company is assessing the impact of adopting this standard.

The Organization for Economic Co-operation and Development (“OECD”) reached an agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on Pillar Two Proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

available. Given the numerous proposed changes in law and uncertainty regarding such proposed changes, the impact cannot be determined at this time.

Recently Adopted accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to provide more detailed income tax disclosures. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025.

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Advances and retainers	$54	$—
Prepaid insurance	152	194
Deferred research & development costs	—	138
Research grant receivable	88	62
Prepaid facility costs	68	67
Prepaid software licenses	52	66
VAT receivable	—	319
Tax Receivable	117	—
Other receivable and other prepaid expenses	44	3
Total prepaid expenses and other current assets	$575	$849

4.    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Plant and equipment	$1,786	$1,562
Furniture and fixtures	114	106
Computer hardware and software	106	98
	2,006	1,766
Less: Accumulated depreciation	(1,826)	(1,497)
Property, plant and equipment, net	$180	$269

Depreciation expense was $0.2 million and $0.3 million for the year ended December 31, 2025 and 2024, respectively, and is classified as research and development expense.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Accounts payable - trade	$4,435	$843
Payroll liabilities	39	397
Accrued expenses – other	129	158
VAT payable	—	287
Accrued expenses – audit & accounting fees	—	106
Total accounts payable and accrued expenses	$4,603	$1,791

6.    LEASES:

The Company has operating leases consisting of office space, lab space, and equipment with remaining lease terms of less than 3 years, subject to certain renewal options as applicable.

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

The Company is not the lessor in any lease agreement, and no related party transactions for lease arrangements have occurred.

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods ended:

	Year Ended December 31,
(in thousands)	2025	2024
Operating lease cost	$297	$293
Short-term lease cost	40	29
Total lease cost	$337	$322

The total lease cost is included in the consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Research and development	$328	$293
General and administrative	9	29
Total lease cost	$337	$322

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Right of use lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheets as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Assets
Right of use assets - Operating Leases	$607	$120
Total lease assets	$607	$120

Liabilities
Current liabilities:
Lease liability, current - Operating Leases	$271	$47
Noncurrent liabilities:
Lease liability, non-current - Operating Leases	312	25
Total lease liabilities	$583	$72

The Company had no right of use lease assets or lease liabilities classified financing leases as of December 31, 2025 and 2024.

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of the period ended:

	Year Ended December 31,
	2025	2024
Weighted average remaining lease term (in years) – operating leases	2.27	1.47
Weighted average discount rate – operating leases	10.64%	10.31%

Undiscounted operating lease liabilities as of December 31, 2025, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows:

December 31,
(in thousands)	2025
2026	$323
2027	310
2028	23
Total undiscounted lease payments	656
Less imputed interest	(73)
Total net lease liabilities	$583

7.   NOTES PAYABLE:

Notes payable consist of the following:

	December 31, 2025
(in thousands)	Gross	Discount	Net
Notes Payable, Current	$1,100	$(172)	$928
Total Notes Payable	$1,100	$(172)	$928

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Senior Secured Loan

On October 31, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”), pursuant to which the Company issued and sold to the Purchasers in a private placement: (i) Senior Secured Notes (the “Notes”) in the aggregate principal amount of $1,100,000 and (ii) warrants (the “Note Warrants”) exercisable for up to an aggregate of 400,000 shares of the Company’s common stock, at an exercise price of $2.75 per share for an aggregate purchase price of $1,000,000.

The Notes mature on April 30, 2026 and do not bear interest prior to an event of default. If an event of default occurs, interest will accrue at an interest rate equal to the lesser of 10% of the accrued principal amount due and owing under the Notes per annum or the maximum rate permitted under applicable law. The Notes are not convertible into shares of the Company’s common stock.

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

The Note Warrants have an exercise price of $2.75 per share. The Note Warrants are exercisable upon issuance and will expire five (5) years from the date of issuance. The Note Warrants are exercisable in whole or in part in cash. If at the time of exercise more than six months after the issuance date there is no effective registration statement registering, or the prospectus contained therein is not available for the resale or other disposition of the shares of common stock underlying the Note Warrants, then the Note Warrants may also be exercised, in whole or in part, at such time by means of a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the Note Warrants.

A holder of the Note Warrants will not have the right to exercise any portion of its Note Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder prior to issuance of the Warrants, 9.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder may increase or decrease the beneficial ownership limitation up to 9.99%, provided, however, that any increase in the beneficial ownership limitation shall not be effective until 61 days following notice of such change to us. In the event of certain fundamental transactions, the holder of the Note Warrants will have the right to receive the Black Scholes Value of its Notes Warrants calculated pursuant to a formula set forth in the Note Warrants.

The securities described above were sold to the Purchasers without registration under the Securities Act or state securities laws in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

As of March 18, 2026 the Notes are no longer outstanding. Please see Note 15 for additional information.

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

9.    STOCKHOLDERS’ EQUITY:

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

As of December 31, 2025, there were no shares of Series A-1 Preferred Stock outstanding.

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

Common Stock Issued to Vendors for Services

During the twelve months ended December 31, 2025, 490,000 shares of our common stock were issued to a vendor in consideration for services provided.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Common Stock Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

				Weighted-
				Average
			Weighted-	Remaining
			Average	Contractual
	Number of	Exercise Price	Exercise	Term
	Shares	per Share	Price	(Years)
Warrants outstanding at January 1, 2025	5,171,430	$0.35 - $70.00	$4.94	2.26
Issued	400,000		2.75
Exercised	(160)		0.35
Expired	(2,549,996)		3.00
Warrants outstanding at December 31, 2025	3,021,274	$0.35 - $70.00	$6.28	2.81

During the year ended December 31, 2025, 160 Class B Warrants were exercised at an exercise price of $0.35.

During the year ended December 31, 2025, 400,000 Note Warrants were issued at an exercise price of $2.75.

On December 31, 2025, 2,549,996 Class D Warrants expired.

The company accounted for Note Warrants issued by first considering the criteria under ASC 480 for liability classification, then evaluating the indexation requirements and the scope exception in ASC 815-10 and finally assessing additional equity considerations under ASC 815-40-25 to determine if the warrants should be classified as equity. The Company determined that the Note Warrants associated the Notes qualified for equity classification.

Since the Note Warrants are deemed to be classified as equity, the proceeds received are allocated between the Notes and the Note Warrants using the relative fair value method. The fair value of the Note Warrants is calculated using a Black-Scholes calculation using the following inputs:

October 31,
2025
Expected term (years)	2.5
Risk-free interest rate	3.60%
Expected volatility	50%
Expected dividend yield	0%

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2025	2,318,502	$0.0064
Issued	1,282,412	0.0001
Exercised	(2,068,663)	0.0001
Expired	—	—
Pre-funded warrants outstanding at December 31, 2025	1,532,251	$0.0097

The Company’s pre-funded warrants have no expiration date and may be exercised at any time until all of the pre-funded warrants are exercised in full.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the year ended December 31, 2025, 1,282,412 Class C Warrants were issued at an exercise price of $0.0001.

During the year ended December 31, 2025, 2,068,663 prefunded warrants were exercised at an exercise price of $0.0001.

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

At the 2023 Annual Meeting, the Company’s stockholders approved an amendment (the “2023 Plan Amendment”) to the Company’s 2021 Plan, increasing the number of the shares of common stock reserved for issuance under the 2021 Plan from 125,045 shares to 743,106 shares. The Company’s Board of Directors (the “Board”) had previously approved the 2023 Plan Amendment, subject to stockholder approval.

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

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table reflects share activity under the share option plans for the year ended December 31, 2025:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-	Aggregate
		Average	Contractual	Average	Intrinsic
	Number of	Exercise	Term	Fair Value at	Value
	Shares	Price	(Years)	Grant Date	(in thousands)
Options outstanding at January 1, 2025	619,910	$12.31	9.06	$3.54
Granted	1,031,214	2.09
Exercised	—	—
Forfeited	(8,002)	10.48
Expired	—	—
Options outstanding at December 31, 2025	1,643,122	$5.90	8.95	$3.12
Options exercisable at December 31, 2025	803,977	$8.44	8.72		$7.19

The weighted average grant-date fair value of the stock options granted during the years ended December 31, 2025 and 2024 was approximately $1.07 and $3.35 per share, respectively.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of our common stock at the end of the year for those options that had exercise prices lower than the fair value of our common stock.

Stock-based compensation, including stock options is included in the consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Research and development	$291	$268
General and administration	749	582
Total	$1,040	$850

As of December 31, 2025, there was $1.8 million of compensation cost related to non-vested stock option awards not yet recognized that will be recognized on a straight-line basis through the end of the vesting periods in September 2028. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

11.    INCOME TAXES:

United States and foreign profit/(loss) from operations before income taxes was as follows:

	December 31,
	2025	2024
United States	(2,291)	(1,294)
Foreign	(8,242)	(9,035)
Loss before income taxes	$(10,533)	$(10,329)

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements To Income Tax Disclosures" on a prospective basis beginning with the year ended December 31, 2025.  The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025:

	For the year ended December 31, 2025
(in thousands)	Amount	Percentage
U.S. federal statutory tax rate	$(2,212)	21.0%
State and local income taxes, net of federal income tax effect (1)	1	0.0%
Foreign tax effects
United Kingdom
Statutory tax rate difference between United Kingdom and the United States	(326)	3.1%
Changes in valuation allowances	1,362	(12.9)%
Nondeductible research expense	723	(6.9)%
Other	(54)	0.5%
Effect of changes in tax laws or rates enacted in the current period	—	0.0%
Effect of cross-border tax laws	—	0.0%
Tax credits	—	0.0%
Changes in valuation allowances	364	(3.5)%
Nontaxable or nondeductible items
Stock compensation	109	(1.0)%
Other	1	0.0%
Changes in unrecognized tax benefits	—	0.0%
Other adjustments	7	(0.1)%
Provision for income taxes and effective tax rate	$(24)	0.2%

(1)   During the year ended December 31, 2025, state taxes in California made up the majority of tax effects in this category.

The following table presents the required disclosures prior to the adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the year ended December 31, 2024:

For the year ended December 31,
(in thousands)	2024
Taxes at domestic rate	21.0%
State and local income taxes	0.0%
Non-US statutory rates	3.5%
Permanent items	-2.4%
Nondeductible Research Expense	-6.1%
Change in valuation allowance	-17.2%
Warrant revaluation	1.4%
Prior year true-up	0.2%
Effective tax rate	0.4%

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The components of income tax provision/(benefit) are as follows:

	December 31,
	2025	2024
Current
Federal	$—	$—
State	1	1
Foreign	(25)	—
Total Current	$(24)	$1

Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred	—	—
Total	$(24)	$1

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets/(liabilities):
Net operating loss carryforwards	$14,817	$12,356
Stock Compensation	378	263
Property plant and equipment	(45)	(67)
Other	49	79
	15,199	12,631
Valuation allowance	(15,199)	(12,631)
Deferred tax assets, net of allowance	$—	$—

The Company recorded a full valuation allowance against its net deferred tax assets as of December 31, 2025, and 2024. The Company considered the positive and negative evidence bearing upon its ability to realize the deferred tax assets. In addition to the Company’s history of cumulative losses, the Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, a full valuation allowance has been provided against its net deferred tax assets. When the Company changes its determination as to the amount of its deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to the provision for income taxes in the period in which such determination is made.

As of December 31, 2025, and 2024, the Company had United Kingdom net operating loss carry-forwards of approximately $51.8 million and $43.3 million, respectively. The United Kingdom net operating loss carry-forwards were generated in the tax years from 2009 to 2025 with an unlimited carry-forward period.

As of December 31, 2025, and 2024, the Company had United States federal net operating loss carry-forwards of approximately $8.3 million and $6.4 million, respectively. The United States federal net operating loss carry-forwards were generated in the tax years from 2020 to 2025 with an unlimited carry-forward period. As of December 31, 2025, and 2024, the Company had U.S. state net operating loss carry-forwards of approximately $1.8 million and $1.8 million, respectively. The U.S. state net operating loss carry-forwards were generated in the tax years from 2021 to 2025 expiring at various dates through 2045.

The Company has no uncertain tax positions, or penalties and interest accrued, that if recognized would reduce net operating loss carry-forwards or affect tax expense.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company files tax returns as prescribed by the tax laws in the Unites States and United Kingdom in which they operate. In the normal course of business, the Company is subject to examination by the federal jurisdiction based on the statute of limitations. As of December 31, 2025, open years related to the United States and United Kingdom are 2021 to 2024.

The Company has no open tax audits with any taxing authority as of December 31, 2025. As of December 31, 2025 and December 31, 2024, the Company had no accrued interest and penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and has included the following table as a result of adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

For the year ended December 31,
(in thousands)	2025
U.S. Federal	$—
State:
California	1
Other states	(0)
State subtotal	1

Foreign:
United Kingdom	(25)
Foreign subtotal	(25)

Total cash paid for income taxes (net of refunds)	$(24)

The Company had $1 thousand of income taxes paid for the year ended December 31, 2024, prior to the adoption of ASU 2023-09.

On July 4, 2025, the One Big Beautiful Bill Act was enacted, introducing significant changes to U.S. federal tax law, including modifications to corporate tax rates, deductions, and tax credit provisions. As of December 31, 2025, the Company completed its analysis and determined that no material adjustments resulted from the new legislation.

12.    DEFINED CONTRIBUTION PENSION:

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Pension cost is included in the consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Research and development	$156	$64
General and administration	65	55
Total	$221	$119

As of December 31, 2025, there was $6 thousand owed to the pension scheme that is recorded under accounts payable and accrued expenses on the consolidated balances sheets. As of December 31, 2024, there was $16 thousand owed to the pension scheme.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.  RELATED PARTY TRANSACTIONS:

The were no related party transaction during the year ended December 31, 2025.

14.  SEGMENT REPORTING:

We manage our business activities on a consolidated basis and operate as a single operating segment. Our income is mostly generated from R&D grants and R&D tax credits. The accounting policies of the semiconductor materials are the same as those described in Note 2 – Summary of Significant Accounting Policies.

Our CODM is our Chief Executive Officer and President, Ian Jenks. The CODM uses net income, as reported on our Consolidated Statements of Comprehensive Income, in evaluating performance of the segment and determining how to allocate resources of the Company as a whole and making decisions on perspective joint development and collaboration agreements. The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented.

The following table provides the net losses of the segment:

	Year Ended December 31,
	2025	2024
Revenue	$697	$82
Cost of revenue	272	32
Gross profit	425	50
Other operating income	951	1,017
Operating expenses
Research and development	7,017	5,111
General and administrative	7,371	6,342
(Gain)/loss on foreign currency transactions	(177)	78
Total operating expenses	14,211	11,531
Loss from operations	(12,835)	(10,464)
Total non-operating income/(expense)	2,302	135
Loss before income taxes	(10,533)	(10,329)
Income tax refund	24	(1)
Net loss	$(10,509)	$(10,330)

15.  SUBSEQUENT EVENTS:

2021 Plan

Under the evergreen adjustment provisions of the 2021 Plan, on January 1, 2026, the number of shares of the Company’s common stock available for issuance under the 2021 Plan was increased by 273,588. After giving effect to the increase, the total number of shares of common stock that may be issued under the 2021 Plan is 1,916,714.

Warrant Exercises

Since December 31, 2025 1,930,524 shares of the Company’s common stock were issued upon the exercise of 1,930,977 Pre-Funded Warrants and Class C Warrants.

January 2026 Registered Direct Offering

On January 30, 2026, the Company entered into a securities purchase agreement (the “January 2026 RDO Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to sell to such investor 677,129 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

purchase price of $0.50 per share and 683,871 pre-funded warrants (the “January 2026 Pre-Funded Warrant”) to purchase 683,871 shares of Common Stock at a purchase price of $0.4999 per January 2026 Pre-Funded Warrant and an exercise price of $0.0001 per share (the “January 2026 Offering”). The Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-281608), which was declared effective by the Securities and Exchange Commission on August 22, 2024 and a related base prospectus and prospectus supplement thereunder. The gross proceeds from the January 2026 Offering were $680,500, prior to deducting offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

Debt Conversion Agreement

On February 5, 2026, the Company entered into a debt conversion agreement (the “Debt Conversion Agreement”) with SmartKem Limited, a wholly owned subsidiary of the Company, and a creditor (the “Creditor”), pursuant to which the Company agreed to issue to the Creditor (i) 385,130 shares of Common Stock, at an ascribed price of $2.75 per share and (ii) pre-funded warrants (the “February 2026 Pre-Funded Warrant”) to purchase 348,260 shares of Common Stock in satisfaction of approximately $2,016,821 owed to the Creditor by SmartKem Limited. The February 2026 Pre-Funded Warrants are immediately exercisable at an exercise price of $0.0001 per share and may be exercised at any time until the February 2026 Pre-Funded Warrants are exercised in full.

Nasdaq Listing Deficiencies

On February 12, 2026, the Listing Qualifications Department of Nasdaq notified the Company that, based upon the Company’s continued non-compliance with the Equity Rule, the Staff had determined to delist the Company’s securities from Nasdaq unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing, which stayed the delisting and suspension of the Company’s securities pending the decision of the Hearings Panel. There can be no assurance that the Company will be able to evidence compliance with the Equity Rule or other applicable requirements for continued listing on The Nasdaq Capital Market prior to the hearing or that the Panel will grant the Company a further extension period in accordance with the Nasdaq Listing Rules.

On March 5, 2026, the Company received an additional letter (the “Bid Price Deficiency Letter”) from the Listing Qualifications Department of Nasdaq indicating that the Company is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) for continued listing on the Nasdaq Capital Market. Based on the closing bid price of the Company’s common stock between January 21, 2026, and March 4, 2026, the Company no longer meets the minimum bid price requirement. The Bid Price Deficiency Letter has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market.

Senior Secured Note Financing

On March 18, 2026, the Company entered into a Securities Purchase Agreement (the "March 2026 Purchase Agreement") with certain accredited investors (each the “Note Buyer”, collectively the "Note Buyers"), pursuant to which the Company agreed to issue and sell to the Note Buyers senior secured promissory notes (the "March 2026 Notes") in the aggregate original principal amount of $3,750,000 for an aggregate purchase price of $2,625,000, reflecting an original issue discount of approximately 30%.

The March 2026 Notes do not bear interest unless an Event of Default has occurred, in which case interest accrues at a rate of 14% per annum. The March 2026 Notes mature on the six-month anniversary of the original issuance date, subject to extension at the option of each Note Buyer in the event that an Event of Default has occurred. In addition, if the Company or any of its subsidiaries consummates a subsequent placement of securities, each Note Buyer may elect to exchange all or any portion of the then outstanding principal amount of its March 2026 Note into the securities being issued in such subsequent placement, with the aggregate amount of such securities valued at 120% of the exchanged principal amount.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In connection with the March 2026 Purchase Agreement, the Company and its subsidiaries entered into a Security and Pledge Agreement (the "March 2026 Security Agreement," and together with the March 2026 Purchase Agreement, the March 2026 Notes, and the March 2026 Guaranties (as defined below), the "March 2026 Transaction Documents") in favor of the collateral agent (the "Collateral Agent") for the benefit of the Note Buyers. Pursuant to the March 2026 Security Agreement, the Grantors granted to the Collateral Agent a first priority perfected security interest in all existing and future assets of the Company and its direct and indirect subsidiaries, including a pledge of all of the capital stock of each subsidiary, as security for the Company's obligations under the March 2026 Transaction Documents.

In connection with the March 2026 Security Agreement, the Company and its subsidiaries also entered into an Intellectual Property Security Agreement (the "IP Security Agreement"), pursuant to which the Grantors granted to the Collateral Agent a continuing security interest in certain of their intellectual property, as additional collateral security for the obligations under the March 2026 Transaction Documents. In addition, each subsidiary of the Company executed and delivered Guaranties (the "Guaranties") in favor of the Collateral Agent, for the benefit of the Buyers, pursuant to which each such subsidiary unconditionally and irrevocably guaranteed the payment and performance of all of the Company's obligations under the March 2026 Purchase Agreement, the March 2026 Notes, and the other March 2026 Transaction Documents.

As discussed below, on March 30, 2026 all Note Buyers elected to exchange all of the then outstanding principal into securities issued in a private placement of preferred stock and warrants.

Notes Payable

On March 18, 2026, the Company entered into Settlement Agreements and Releases (collectively, the "Settlement Agreements") with the Purchasers of the Notes issued by the Company on October 31, 2025, pursuant to a Securities Purchase Agreement dated June 14, 2023 (as amended, the "Prior Purchase Agreement"). The Settlement Agreements were entered into to resolve certain claims alleged by the Purchasers against the Company in connection with the Notes, which claims the Company denied. Pursuant to the Settlement Agreements, the Company agreed to (i) repay each Purchaser the outstanding principal amount of its respective Note in full within two (2) business days following the effective date of the Settlement Agreements, and (ii) pay to the Holders an aggregate cash settlement payment of $300,000 by wire transfer of immediately available funds.

In addition, pursuant to the Settlement Agreements, the Company agreed to assign, transfer, and convey to SmartKem IP LLC, a Delaware limited liability company, certain of the Company's right, title, and interest in and to certain patents and patent applications, together with all continuations, continuations-in-part, divisionals, reissues, reexaminations, extensions, foreign counterparts, and all rights to sue for past, present, and future infringement thereof. In furtherance thereof, the Company and its subsidiary, SmartKem Ltd, a corporation organized under English law (the "Assignor"), entered into an Intellectual Property Assignment Agreement (the "IP Assignment Agreement") with SmartKem IP LLC (the "Assignee"), pursuant to which the Assignor irrevocably conveyed, transferred, and assigned to the Assignee certain of the Assignor's right, title, and interest in and to certain patents, patent applications, and related intellectual property rights, together with all royalties, fees, income, and proceeds related thereto, and all claims and causes of action with respect thereto.

In connection with the Settlement Agreements, the Company and the Holders entered into Waiver and Termination Agreements (the "Waiver and Termination Agreements") with respect to the Prior Purchase Agreement. Pursuant to the Waiver and Termination Agreements, the Holders agreed to (i) waive compliance with the Lower Priced Issuance provision set forth in Section 4.12(c) of the Prior Purchase Agreement with respect to the sale of securities pursuant to the Prior Purchase Agreement, (ii) amend Section 4.12(c) of the Prior Purchase Agreement to reset the price threshold thereunder to the lowest price per share at which securities are sold in the contemplated registered direct and private placement offering by the Company, and (iii) subject to the Company's payment of the settlement payment and completion of the patent assignment contemplated by the Settlement Agreements, terminate the Variable Rate Transaction provision set forth in Section 4.12(b) of the Prior Purchase Agreement.

SMARTKEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 2026 Registered Direct Offering

On March 20, 2026, the Company entered into a securities purchase agreement (the “March 2026 RDO Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 11,365,350 Shares of the Company’s Common Stock at a purchase price of $0.2303 per share (the “March 2026 Offering”). The Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-281608), which was declared effective by the Securities and Exchange Commission on August 22, 2024 and a related base prospectus and prospectus supplement thereunder. The gross proceeds from the March 2026 Offering were $2,617,440, prior to deducting offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

Preferred Stock Offering and Warrants

On March 30, 2026, the Company entered into a securities purchase agreement (the “Preferred Stock Purchase Agreement” with certain institutional investors (collectively, the "Buyers"), including certain Note Buyers pursuant to which the Company agreed to issue and sell to the Buyers in a private placement (the “Private Placement”) (i) 11,411.5 shares of the Company's newly designated Series A Convertible Preferred Stock, par value $0.0001 per share, with a stated value of $1,000 per share, convertible into shares of Common Stock at an initial conversion price of $0.5812 per share, subject to adjustment as set forth in the certificate of designations and (ii) warrants to purchase up to 23,251,960 shares of Common Stock at an initial exercise price of $0.5812 per share, subject to adjustment. The purchase price under the Preferred Stock Purchase Agreement was satisfied in cash and by exchange of $2,625,000 March 2026 Notes. The gross proceeds from the Private Placement were $4,629,200, prior to deducting offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

Equity Line of Credit

On March 30, 2026, the Company entered into a common stock purchase agreement (the "ELOC Purchase Agreement") with an equity line investor (the “ELOC Investor”), pursuant to which the Company has the right, but not the obligation, to sell to the ELOC Investor, and the ELOC Investor is obligated to purchase, up to the lesser of (a) $500,000,000 and (b) 19.99% of the Company's outstanding shares of Common Stock as of the date of the ELOC Purchase Agreement, which number of shares shall be reduced, on a share-for-share basis, by the number of shares of Common Stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the transactions contemplated by the ELOC Purchase Agreement under applicable rules of the Trading Market (as defined under the ELOC Purchase Agreement), (unless stockholder approval is obtained or applicable sales qualify as "at market" under applicable rules of The Nasdaq Stock Market LLC), from time to time during the period commencing on the effective date of a registration statement registering the resale of shares issuable under the ELOC Purchase Agreement and ending upon termination of the ELOC Purchase Agreement. Sales of Common Stock to the Investor under the ELOC Purchase Agreement, if any, will be made by the Company at its sole discretion from time to time by delivering purchase notices to the Investor (each, a "VWAP Purchase"). The purchase price per share for each VWAP Purchase will be equal to 90% of the lesser of (i) the lowest sale price of the Common Stock on the applicable purchase date and (ii) the volume weighted average price of the Common Stock during the applicable purchase period. The ELOC Investor's aggregate committed obligation under any single VWAP Purchase shall not exceed $5,000,000. The ELOC Purchase Agreement prohibits the Company from issuing shares to the ELOC Investor to the extent such shares, when aggregated with all other shares of Common Stock then beneficially owned by the Investor and its affiliates, would cause the ELOC Investor's beneficial ownership to exceed 4.99% of the outstanding shares of Common Stock.

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

As of the end of the year covered by this Report, we were unable to carry out an independent evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. As a result, and as of the date of this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation of the financial statements for the year ended December 31, 2025 a material weakness in the Company’s internal control over financial reporting was identified relating to the lack of an independent review and assessment of our internal control environment. The December 31, 2025 financial statements contained in this Form 10-K reflect the appropriate accounting for this period and no prior financial statements were impacted.

Changes in Internal Control over Financial Reporting

Due to fiscal constraints during the year ended December 31, 2025 we were not able to fund an independent assessment of our internal control environment. With the recent financing activities discussed in Note 15 Subsequent Events, we will immediately reinstitute the independent evaluation of our internal control environment.

Item 9B. Other Information.

None of the Company's directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, positions and ages of our executive officers and directors as of April 7, 2026:

Name	Position	Age
Ian Jenks	Chairman of the Board, Chief Executive Officer and President	71
Jonathan Watkins	Chief Operating Officer	56
Barbra C. Keck	Chief Financial Officer	48
Simon Ogier, Ph.D.	Chief Technology Officer	51
Klaas de Boer (1) (2) (3)	Director	60
Steven DenBaars, Ph.D. (1) (2) (3)	Director	63
Melisa Denis (1) (2) (3)	Director	62
Sriram Peruvemba	Director	60

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common shares to file reports with the SEC regarding their share ownership and changes in their ownership of our common shares. Based on our records and representations from our directors and executive officers, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers were complied with during the fiscal year ended December 31, 2025.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows the compensation awarded to or earned by our principal executive officer during the fiscal year ended December 31, 2025 and December 31, 2024, our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2025 and December 31, 2024, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2025. The persons listed in the following table are referred to herein as the “named executive officers.”

				Stock	Option	All Other
Officer Name and Principle Position	Year	Salary	Bonus	Awards (1)	Awards (2)	Compensation (3)	Total
		$	$	$	$	$	$
Ian Jenks	2025	414,000	150,000	—	314,116	28,713	906,829
Chief Executive Officer	2024	400,574	76,767	600	604,800	28,550	1,111,291
Barbra Keck	2025	360,150	99,041	—	139,536	21,001	619,728
Chief Financial Officer	2024	329,169	82,500	600	336,000	19,600	767,869
Simon Ogier, Ph.D.	2025	186,525	32,962	-	100,176	41,586	361,249
Chief Technology Officer	2024	202,203	32,110	600	164,640	12,979	412,532
Jonathan Watkins	2025	218,538	—	—	169,951	12,000	400,489
Chief Operating Officer	2024	—	—	—	—	—	—

(1)	The amounts reported represent the aggregate grant-date fair value of the stock awards awarded to the named executive officer, calculated in accordance with ASC 718.

(2)	The amounts reported represent the aggregate grant-date fair value of the stock options awarded to the named executive officer, calculated in accordance with ASC 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-based vesting conditions.
(3)	Represents our contributions to our workplace pension scheme, the 401(k) Plan (as defined below) and private healthcare insurance.

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

Ian Jenks Employment Agreement

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

On September 3, 2025, the Company and Mr. Jenks entered into an amendment (the “Amendment”) to the Employment Agreement, dated February 2, 2021, between the Company and Mr. Jenks (the “Employment Agreement”). The Amendment increases Mr. Jenks’s cash severance entitlement from six (6) months of base salary to twelve (12) months of base salary if his employment is terminated by the Company without “Cause” or if he resigns for “Good Reason,” as those terms are defined in the Employment Agreement. The Amendment was approved by the Compensation Committee on September 3, 2025.

Barbra Keck Employment Agreement

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

Jonathan Watkins Employment Agreement

On March 10, 2025, the Company appointed Jonathan Watkins as its Chief Operating Officer. In connection with Mr. Watkins’ appointment, the Company’s wholly-owned subsidiary, SmartKem Limited (“SKL”), entered into an employment agreement with Mr. Watkins dated March 10, 2025 (the “Watkins Employment Agreement”). Under the Employment Agreement, Mr. Watkins will receive an annual base salary of $257,000 and will be entitled to a discretionary bonus in an amount determined by the Board of Directors of SKL. The Employment Agreement provides for an unspecified term of employment, which may be terminated by either the Company or Mr. Watkins on no less than three months’ prior written notice (the “Notice Period”); provided, that SKL will have the right to terminate Mr. Watkins’ employment at any time in which event Mr. Watkins will be entitled to receive a payment of an amount equal to his base salary for the Notice Period, less required withholdings. Under certain circumstances, SKL may terminate Mr. Watkins’ employment immediately without liability. SKL will also have the option to place Mr. Watkins on Garden Leave (as defined in the Employment Agreement) at any time for a period not to exceed the Notice Period. Mr. Watkins is subject to customary non-compete and non-solicit provisions. The Employment Agreement also contains customary confidentiality and assignment of invention provisions.

Simon Ogier Employment Agreement

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

One-Time Bonuses

On February 28, 2025, the compensation committee approved one-time bonuses to Mr. Jenks, Ms. Keck, and Mr. Ogier, in amounts equal to $150,000, $99,041, and $31,618, respectively.

Outstanding Equity Awards as of December 31, 2025

The following table presents information regarding the outstanding options held by each of our named executive officers as of December 31, 2025.

			Option Awards
			Number of Securities Underlying
			Unexercised Options (#)		Option	Option
					Exercise	Expiration
Name	Grant Date	Type	Exercisable	Unexercisable	Price ($)	Date (1)
Ian Jenks	03/31/2021	ISO	17,061	—	$70.00	03/30/2031
	08/07/2022	ISO	3,661	625	$70.00	08/06/2032
	06/14/2024	ISO	16,000	—	$6.50	06/14/2034
	06/14/2024	ISO	103,125	61,875	$6.50	06/14/2034
	04/15/2025	ISO	70,967	99,353	$2.51	04/14/2035
	09/03/2025	NQSO	50,001	110,004	$1.16	09/02/2035
Barbra Keck	03/31/2021	NQSO	515	—	$70.00	03/30/2031
	08/07/2022	NQSO	147	25	$70.00	08/06/2032
	12/14/2022	NQSO	9,644	3,214	$70.00	12/13/2032
	06/14/2024	ISO	62,500	37,500	$6.50	06/14/2034
	04/15/2025	ISO	31,525	44,135	$2.51	04/14/2035
	09/03/2025	NQSO	22,211	48,866	$1.16	09/02/2035
Simon Ogier, Ph.D.	03/31/2021	NQSO	5,332	—	$70.00	03/31/2031
	07/08/2022	NQSO	1,098	188	$70.00	07/08/2032
	06/14/2024	NQSO	30,625	18,375	$6.50	06/14/2034
	04/15/2025	NQSO	32,357	45,299	$2.51	04/14/2035
Jonathan Watkins	04/15/2025	NQSO	54,894	76851	$2.51	04/14/2035

(1) The expiration date shown is the normal expiration date and the latest date that options may be exercised subject to certain extraordinary events.

Director Compensation

The following table sets forth information concerning the compensation paid to our directors during 2025.

		Cash	Stock	Stock Option
Director Name	Year	Compensation (5)	Awards	Awards	Total
		$	$	$	$
Klaas de Boer (1)	2025	55,000	—	44,105	99,105
Steven DenBaars (2)	2025	55,000	—	44,105	99,105
Sri Peruvemba (3)	2025	55,000	—	44,105	99,105
Melisa Denis (4)	2025	60,000	—	44,105	104,105

(1)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2025 held by Mr. de Boer was 67,068.
(2)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2025 held by Mr. DenBaars was 66,896.
(3)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2025 held by Mr. Peruvemba was 68,268.
(4)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2025 held by Ms. Denis was 66,381.
(5)	All board of directors were paid for the first quarter of 2025; the remaining three quarters have been accrued.

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

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2025.

Number of securities remaining
	Number of securities to	Weighted average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected in
Plan category	warrants and rights (a)	warrants and rights (b)	column a) (c)
Equity compensation plans approved by security holders (1) (2) (3)	1,643,122	$5.91	4
Equity compensation plans not approved by security holders	—	$—	—
Total	1,643,122	$5.91	4

(1) The amounts shown in this row include securities under the 2021 Plan.

(2)  In accordance with the “evergreen” provision in our 2021 Plan, an additional 65,000 shares were automatically made available for issuance on the first day of 2025, which represents the maximum number of shares that can be added to the plan as a result of the evergreen provision.

(3) Additional 800,000 shares were approved at the Annual Meeting of Shareholders on May 28, 2025.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 7, 2026, by:

●	each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of our common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all of our directors and current executive officers as a group.

We have determined beneficial ownership in accordance with SEC rules. Except as indicated in the footnotes below, and subject to applicable community property laws, we believe, based on the information furnished to us, the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The percentage of beneficial ownership is based on 21,202,911 shares of our common stock outstanding as of April 7, 2026. In computing the number of shares beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed to be outstanding all shares of our common stock as to which such person or entity has the right to acquire within 60 days of April 7, 2026, through the exercise of any option or other right. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise noted below, the address of each beneficial owner named below is c/o SmartKem, Inc., Manchester Technology Center, Hexagon Tower, Delaunays Road, Blackley Manchester, M9 8GQ U.K.

	Shares	Percentage
	Beneficially	Beneficially
Name of Beneficial Owner	Owned (#)	Owned (%)
5% Stockholders:
Orin Hirschman (1)	2,099,088	9.9%
Strategic Capital Advisors, Ltd. (2)	4,211,898	19.9%

Executive Officers and Directors:
Ian Jenks (3)	323,369	4.3%
Jonathan Watkins (4)	68,617	*
Barbra Keck (5)	153,701	2.0%
Simon Ogier (6)	88,499	*
Klaas de Boer (7)	54,323	*
Steven DenBaars (8)	37,707	*
Sri Peruvemba (9)	38,385	*
Melisa Denis (10)	36,498	*
All directors and current executive officers as a group:	861,637	4.1%

* Less than 1%

(1)

Based upon information contained in a Schedule 13G/A filed by AIGH Capital Management, LLC (“AIGH CM”) and Mr. Orin Hirschman on January 30, 2026 and other information known to the Company. Consists of shares of our common stock held by AIGH Investment Partners, L.P. (“AIGH LP”), WVP Emerging Manger Onshore Fund, LLC (“WVP”) and by AIGH Investment Partners, LLC (“AIGH LLC”). Excludes, after giving effect to the 9.99% beneficial ownership blockers, shares of common stock issuable upon the exercise of certain warrants. Mr. Hirschman is the managing member of AIGH CM, which is an advisor or sub-advisor with respect to the securities held by AIGH LP and WVP, and president of AIGH LLC. Mr. Hirschman has voting and investment control over the securities indirectly held by AIGH CM and directly by AIGH LP and AIGH LLC. The address of Mr. Hirschman, AIGH CM, AIGH LP, WVP and AIGH LLC is 6006 Berkeley Ave., Baltimore, MD 21209.

(2)	Based upon the Company’s records, shares of our common stock held by Strategic Capital Advisors. The address of Strategic Capital Advisors is Old Ford Bay Town Center, Unit 7, Building 2, Nassau NP.
(3)	Includes 10,511 shares of our common stock held and options to acquire 312,858 shares of our common stock exercisable within 60 days of March 31, 2025.
(4)	Includes options to acquire 68,617 shares of our common stock exercisable within 60 days of March 31, 2025.
(5)	Includes 100 shares of our common stock held and options to acquire 153,601 shares of our common stock exercisable within 60 days of March 31, 2025.
(6)	Includes 5,760 shares of our common stock held and options to acquire 26,469 shares of our common stock exercisable within 60 days of March 31, 2025.
(7)

Includes (i) 11,430 shares of our common stock held by Mr. de Boer’s spouse in our private placement that closed in February 2021, (ii) options to acquire 37,078 shares of our common stock exercisable within 60 days of March 31, 2025, (iii) 5,715 shares of common stock issuable upon exercise of certain warrants held by Mr. de Boer’s spouse and (iv) 100 shares of common stock held by Mr. de Boer.

(8)	Includes 815 shares of our common stock held and options to acquire 36,892 shares of our common stock exercisable within 60 days of March 31, 2025.
(9)	Includes 100 shares of our common stock held and options to acquire 38,285 shares of our common stock exercisable within 60 days of March 31, 2025.
(10)	Includes 100 shares of our common stock held and options to acquire 36,398 shares of our common stock exercisable within 60 days of March 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2025, and each currently proposed transaction in which:

●	The Company (“we”) has been or is to be a participant;

●	the amount involved exceeded or will exceed the lesser of $120,000 or 1% of our total assets at year-end for our last two completed fiscal years; and

●	any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.”

Consulting Arrangement with Jonathan Watkins

Prior to his appointment as our Chief Operating Officer, Mr. Watkins served as a consultant to our company pursuant to an oral consulting arrangement. During the fiscal year ended December 31, 2024, we paid DITEVEN, a company controlled by Mr. Watkins, $65,501 for his services. From January 1, 2025 through Mr. Watkins’ appointment as our Chief Operating Officer on March 10, 2025, we paid DITEVEN $67,364.

2026 Debt Conversion Agreement

On February 5, 2026, we entered into a debt conversion agreement with SmartKem Limited, a wholly owned subsidiary of the Company, and a creditor (the “Creditor”), pursuant to which we agreed to issue to the Creditor (i) 385,130 shares of the Company’s common stock, par value $0.0001 per share , at an ascribed price of $2.75 per share and (ii) pre-funded warrants to purchase 348,260 shares of Common Stock in satisfaction of approximately $2,016,821 owed to the Creditor by SmartKem Limited.

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

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table summarizes the fees paid for professional services rendered by CBIZ, CPAs P.C. for 2025 and Marcum, LLP for 2024, our independent registered public accounting firm, for each of the last fiscal years:

	For the Years End December 31,
US$(000)	2025	2024
Audit fees	$343	$505
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$343	$505

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2025)

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on March 31, 2025)

4.5	Form of Class A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

4.6	Form of Class B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 15, 2023)

4.8	Form of Class C Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 29, 2024)

4.9	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 2024)

4.10	Form of Class D Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 20, 2024)

4.11	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 3, 2025)

4.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 30, 2026)

4.13	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 6, 2026)

10.1#	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.2#	U.K. Tax Advantaged Sub-Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

10.3*	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

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

10.20

Framework Supply Agreement, dated March 22, 2024, by and between SmartKem Limited and CPI Innovation Services Limited (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 27, 2024)

10.21*

Joint Development Agreement, dated July 26, 2024, by and between SmartKem Limited and Shanghai Chip Foundation Semiconductor Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2024)

10.22**

Collaboration Agreement, dated November 19, 2024, by and between SmartKem Limited and AUO (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2024)

10.23**

Collaboration Agreement, dated December 2, 2024, by and between SmartKem Limited and Flexible Integrated Circuits, SL (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2024)

10.24

Consent and Amendment Agreement, dated December 17, 2024, by and among SmartKem, Inc. and the holders party thereto(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2024)

10.25

General Release, dated December 17, 2024, by and between SmartKem, Inc. and Hewlett Fund LP  (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2024)

10.26

Placement Agency Agreement, dated December 18, 2024, by and between SmartKem, Inc. and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 20, 2024)

10.27

Form of Securities Purchase Agreement, dated December 18, 2024, by and among SmartKem, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2024)

10.28

Form of Securities Purchase Agreement, dated December 18, 2024, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2024)

10.29

Form of Registration Rights Agreement, dated December 18, 2024, by and among the Company and the parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2024)

10.30#

Employment Agreement, dated as of March 10, 2025, by and between SmartKem Limited and Jonathan Watkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2025)

10.31**

Letter of Variation, dated March 28, 2025, by and between SmartKem Limited and CPI Innovation Services Limited (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 31, 2025)

10.32*

License of Office Space, dated March 28, 2025, by and between SmartKem Limited and CPI Innovation Services Limited (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 31, 2025)

10.33	Amendment to the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2025)

10.34

Letter of Variation, dated June 1, 2025, by and between SmartKem Limited and CPI Innovation Services Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2025)

10.35

Letter of Variation, dated June 19, 2025, by and between SmartKem Limited and CPI Innovation Services Limited. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2025)

10.36

Lease of The Whole of the 8th Floor, Hexagon Tower, Manchester, M9 8GP, dated May 22, 2025, between AG Hexagon BV and SmartKem Limited (incorporated by reference to Exhibit 10.4 on the Company’s Quarterly Report on Form 10-Q filed on August 12, 2025)

10.37

Amendment No. 1 to Employment Agreement, dated September 3, 2025, by and between SmartKem, Inc. and Ian Jenks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2025)

10.38	Amendment Agreement, dated October 13, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2025)

10.39	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2025)

10.40	Form of Senior Secured Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2025)

10.41

Security Agreement, dated October 31, 2025, by and between SmartKem, Inc. and The Hewlett Fund LP, as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 3, 2025)

10.42	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2026)

10.43	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2026)

10.44	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 19, 2026)

10.45	Form of Senior Secured Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 19, 2026)

10.46	Form of Security and Pledge Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 19, 2026)

10.47	Form of Guaranty (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 19, 2026)

10.48	Form of Intellectual Property Security Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 19, 2026)

10.49	Form of Settlement Agreement and Release (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 19, 2026)

10.50	Form of Intellectual Property Assignment Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 19, 2026)

10.51	Form of Waiver and Termination Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 19, 2026)

16.1	Letter to Securities and Exchange Commission from Marcum LLP dated April 22, 2025 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on April 22, 2025)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2025)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2023)

23.1†	Consent of Marcum LLP, independent registered public accounting firm (Marcum LLP, New York, USA, PCAOB ID # 688)

23.2 †	Consent of CBIZ CPAs L.P., independent registered public accounting firm (CBIZ CPAs L.P., New York, USA. PCAOB ID #199)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Incentive Compensation Repayment (Clawback) Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2025)

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: April 7, 2026

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

Name	Title	Date

/s/ Ian Jenks Ian Jenks	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 7, 2026

/s/ Barbra C. Keck Barbra C. Keck	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 7, 2026

/s/ Klaas de Boer Klaas de Boer	Director	April 7, 2026

/s/ Steven DenBaars Steven DenBaars	Director	April 7, 2026

/s/ Sri Peruvemba Sri Peruvemba	Director	April 7, 2026

/s/ Melisa Denis Melisa Denis	Director	April 7, 2026