Form 10-Q
period 2026-03-31
SmartKem, Inc.
filed 2026-05-20
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-42115

SmartKem, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1083654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 Germay Drive, Unit 4 #1029
Wilmington, DE	19804

(Address of Principal Executive Offices)	(Zip code)

011-44-161-721-1514

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	SMTK	The Nasdaq Stock Market LLC

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

As of May 18, 2026, there were 21,446,213 shares of the registrant’s common stock outstanding.

Item 1. Financial Statements

SMARTKEM, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except number of shares and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$7,566	$374
Accounts receivable	3	3
Research and development tax credit receivable	536	549
Prepaid expenses and other current assets	696	575
Total current assets	8,801	1,501
Property, plant and equipment, net	141	180
Right-of-use assets, net	535	607
Total assets	$9,477	$2,288

Liabilities and stockholders’ (deficit) / equity
Current liabilities
Accounts payable and accrued expenses	$3,357	$4,603
Lease liabilities, current	277	271
Notes payable, net	101	928
Deferred revenue	106	108
Total current liabilities	3,841	5,910
Lease liabilities, non-current	230	312
Total liabilities	4,071	6,222

Contingencies (Note 9)	—	—

Stockholders’ equity / (deficit):
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, 21,411.5 and 0 shares issued and outstanding, at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 21,202,911 and 6,839,689 shares issued and outstanding, at March 31, 2026 and December 31, 2025, respectively	2	1
Additional paid-in capital	152,570	124,772
Accumulated other comprehensive loss	(2,668)	(3,578)
Accumulated deficit	(144,498)	(125,129)
Total stockholders' equity / (deficit)	5,406	(3,934)
Total liabilities and stockholders’ equity / (deficit)	$9,477	$2,288

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except number of shares and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$20	$23
Cost of revenue	4	1
Gross profit	16	22

Other operating income	34	251

Operating expenses
Research and development	913	1,497
General and administrative	1,664	2,009
Loss / (gain) on foreign currency transactions	46	(95)
Total operating expenses	2,623	3,411

Loss from operations	(2,573)	(3,138)

Non-operating (expense) / income
(Loss) / gain on foreign currency transactions	(810)	969
Change in fair value of derivative liabilities	(3,391)	—
Loss on the execution of equity line of credit (ELOC)	(11,874)	—
Loss on settlement debt	(371)	—
Transaction costs related to debt financing	(67)	—
Interest, net	(283)	10
Total non-operating (expense) / income	(16,796)	979

Loss before income taxes	(19,369)	(2,159)
Income tax refund	—	25
Net loss	$(19,369)	$(2,134)

Common share data:
Basic and diluted net loss per common share	$(1.34)	$(0.32)
Weighted average shares outstanding - basic and diluted	14,436,282	6,649,603

Net loss	$(19,369)	$(2,134)
Other comprehensive loss:
Foreign currency translation	910	(1,005)
Total comprehensive loss	$(18,459)	$(3,139)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Stockholders’ Equity / (Deficit)

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common stock		Additional	Accumulated other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	equity / (deficit)
Balance at January 1, 2026	—	$—	6,839,689	$1	$124,772	$(3,578)	$(125,129)	$(3,934)
Stock-based compensation expense	—	—	—	—	255	—	—	255
Exercise of stock options into common stock	—	—	5,089	—	—	—	—	—
Cashless exercise of warrants into common stock	—	—	1,930,524	—	—	—	—	—
Common stock issued for settlement of debt	—	—	385,130	—	342	—	—	342
Issuance of common stock and warrants, net of issuance costs	—	—	677,129	—	555	—	—	555
Issuance of common stock, net of issuance costs	—	—	11,365,350	1	2,464	—	—	2,465
Issuance of Series A-1 Preferred Stock and warrants, net of issuance costs	5,786.5	—	—	—	4,446	—	—	4,446
Exchange of notes payable for Series A-1 Preferred Stock	5,625.0	—	—	—	7,862	—	—	7,862
Issuance of Series A-1 Preferred Stock for equity line of credit (ELOC)	10,000.0	—	—	—	11,874	—	—	11,874
Foreign currency translation adjustment	—	—	—	—	—	910	—	910
Net loss	—	—	—	—	—	—	(19,369)	(19,369)
Balance at March 31, 2026	21,411.5	$—	21,202,911	$2	$152,570	$(2,668)	$(144,498)	$5,406

	Preferred Stock		Common stock		Additional	Accumulated other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	equity
Balance at January 1, 2025	856	$—	3,590,217	$—	$122,316	$(1,105)	$(114,620)	$6,591
Stock-based compensation expense	—	—	—	—	250	—	—	250
Issuance of common stock to vendor	—	—	30,000	—	85	—	—	85
Foreign currency translation adjustment	—	—	—	—	—	(1,005)	—	(1,005)
Net loss	—	—	—	—	—	—	(2,134)	(2,134)
Balance at March 31, 2025	856	$—	3,620,217	$—	$122,651	$(2,110)	$(116,754)	$3,787

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities:
Net loss	$(19,369)	$(2,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36	56
Stock-based compensation expense	255	250
Issuance of common stock to vendor	—	85
Right-of-use asset amortization	72	68
Loss / (gain) on foreign currency transactions	856	(1,063)
Change in fair value of derivative liabilities	3,391	—
Loss on the execution of equity line of credit (ELOC)	11,874	—
Debt discount amortization	283	—
Loss on the extinguishment of debt	371	—
Transactions costs allocable to notes payable and equity line of credit (ELOC)	67	—
Change in operating assets and liabilities:
Research and development tax credit receivable	11	(126)
Prepaid expenses and other assets	(122)	(222)
Accounts payable and accrued expenses	780	(393)
Lease liabilities	(75)	(29)
Other current liabilities	(2)	170
Net cash used in operating activities	(1,572)	(3,338)

Cash flow from financing activities:
Gross proceeds received related to Common Stock and Warrants Purchase Agreement	681	—
Payments for financing expense related to Common Stock and Warrants Purchase Agreement	(126)	—
Payment for legal expenses related to extinguishment of debt	(10)	—
Gross proceeds received related to note payable	2,625	—
Payment for legal expense related to notes payable	(50)	—
Principal payment for the settlement of note payable	(1,100)	—
Payment for a release of claims related to notes payable	(300)	—
Gross proceeds received related to Common Stock Purchase Agreement	2,617	—
Payment for financing expense related to Common Stock Purchase Agreement	(152)	—
Gross proceeds received related to Preferred Stock and Warrants Purchase Agreement	4,630	—
Payment for financing expense related to Preferred Stock and Warrants Purchase Agreement	(184)	—
Payment for financing expense related to equity line of credit (ELOC)	(17)	—
Principal payment on the financing of the director and officer insurance policy	(11)	—
Net cash provided by financing activities	8,603	—

Effect of exchange rate changes on cash	161	78

Net change in cash	7,192	(3,260)

Cash, beginning of period	374	7,141
Cash, end of period	$7,566	$3,881

Supplemental disclosure of cash and non-cash investing and financing activities
Initial classification of fair value of derivative liability	1,460	—
Debt discount related to notes payable	1,125	—
Conversion of debt to preferred stock and warrants	7,862	—
Financing of directors’ and officers' liability insurance with debt	112	—

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	GENERAL

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

On February 23, 2021, Parasol entered into a Securities Exchange Agreement (the “Exchange Agreement”), with SmartKem Limited. Pursuant to the Exchange Agreement all of the equity interests in SmartKem Limited, except certain deferred shares which had no economic or voting rights, and which were purchased by Parasol for an aggregate purchase price of $1.40, were exchanged for shares of Parasol common stock, par value $0.0001 per share (“common stock”), and SmartKem Limited became a wholly owned subsidiary of Parasol (the “Exchange”).

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

During the first quarter of 2026, SmartKem was involved in a number of financing transactions. These included the transfer of our patent portfolio to a third party. The company still owns its process and formulation intellectual property as codified in 40 trade secrets. As previously disclosed, the Company is continuing to conduct a review of its strategy. In particular, it is evaluating its display prototyping activities, its materials formulation activities and the possibility of adding new materials to its portfolio.

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

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Going Concern

The Company has incurred continuing losses including net losses of $19.4 million for the three months ended March 31, 2026. The Company’s cash as of March 31, 2026 was $7.6 million with net cash used in operating activities of $1.6 million for the three months ended March 31, 2026. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, further development of our technology and products and expenses related to the commercialization of our products.

The Company expects that its cash and cash equivalents of $7.6 million as of March 31, 2026 will not be sufficient to fund its operating expenses and capital expenditures for the 12 months from the issuance of these financial statements. In the event that the Company is unable to raise additional capital in the near term, it may have to curtail its operations or seek protection under applicable bankruptcy or insolvency laws.

The Company’s future viability will continue to be dependent on its ability to raise additional capital to fund its operations. The Company will need to obtain additional funds to satisfy its operational needs. Until such time, if ever, as the Company can generate sufficient cash through revenue, management’s plans are to finance the Company’s working capital requirements through a combination of equity offerings, including the issuance of Common Stock pursuant to the ELOC Purchase Agreement (as defined in Note 8), debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If the Company raises additional funds by issuing equity securities, the Company’s existing security holders will likely experience dilution. If the Company borrows money, the incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that could restrict its operations. If the Company enters into a collaboration, strategic alliance or other similar arrangement, it may be forced to give up valuable rights. There can be no assurance, however, that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company’s products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows for operations, then the Company will need to raise additional funding.

There is substantial doubt that the Company will be able to pay its obligations as they fall due, and this substantial doubt is not alleviated by management plans. The condensed consolidated financial statements as of March 31, 2026 have been prepared assuming that the Company will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), which was filed with the SEC on April 8, 2026 and may also be found on the Company’s website (www.smartkem.com). In these notes to the interim condensed consolidated financial statements the terms “us,” “we” or “our” refer to the Company and its consolidated subsidiaries.

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

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2026 and 2025; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Other than the policies listed below, there have been no material changes to the Company’s significant accounting policies as set forth in Note 3 Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report.

Management’s Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to the valuation of common stock, fair value of stock options and fair value of derivative liabilities. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the period ended March 31, 2026. The carrying value of the Company’s cash, accounts receivable, other receivables, and accounts payable approximate fair value because of the short-term maturity of these financial instruments.

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

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

a reduction in equity. However, issuance costs for equity contracts that are classified as a liability should be expensed immediately. The issuance costs are allocated to the equity and liability components of the underlying transaction on a basis of the allocated fair value of the gross proceeds in the overall transactions.

Direct and incremental legal and accounting costs associated with the Company’s issuance of common stock, preferred stock and warrants are deferred and classified as a component of other assets on the consolidated balance sheet until completion of the issuance. Upon completion of the issuance, deferred offering costs are reclassified from other assets to equity in additional paid-in capital and recorded against the net proceeds received in the issuance. For the period ended March 31, 2026, we recorded $539 thousand of offering costs of which $489 thousand were recorded in additional paid-in capital and $50 thousand were recorded as non-operating expenses.

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

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Advances and retainers	$53	$54
Prepaid insurance	207	152
Research grant receivable	65	88
Prepaid facility costs	221	68
Prepaid software licenses	40	52
Tax Receivable	106	117
Other receivable and other prepaid expenses	4	44
Total prepaid expenses and other current assets	$696	$575

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Plant and equipment	$1,750	$1,786
Furniture and fixtures	112	114
Computer hardware and software	104	106
	1,966	2,006
Less: Accumulated depreciation	(1,825)	(1,826)
Property, plant and equipment, net	$141	$180

Depreciation expense was $36.1 thousand and $56.1 thousand for the three months ended March 31, 2026 and 2025, respectively and is classified as research and development expense.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Accounts payable - trade	$3,033	$4,435
Payroll liabilities	183	39
Accrued expenses	141	129
Total accounts payable and accrued expenses	$3,357	$4,603

On February 5, 2026, the Company entered into a debt conversion agreement (the “Debt Conversion Agreement”) with SmartKem Limited, a wholly owned subsidiary of the Company, and a creditor (the “Creditor”), pursuant to which the Company agreed to issue to the Creditor (i) 385,130 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), at an ascribed price of $2.75 per share and (ii) pre-funded warrants (the “Pre-Funded Warrant”) to purchase 348,260 shares of Common Stock in satisfaction of approximately $2 million owed to the Creditor by SmartKem Limited.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The Company is not the lessor in any lease agreement, and no related party transactions for lease arrangements have occurred.

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods ended:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease cost	$72	$73
Short-term lease cost	1	3
Total lease cost	$73	$76

The total lease cost is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$72	$73
General and administrative	1	3
Total lease cost	$73	$76

Right of use lease assets and lease liabilities for the Company’s operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Assets
Right of use assets - Operating Leases	$535	$607
Total lease assets	$535	$607

Liabilities
Current liabilities:
Lease liability, current - Operating Leases	$277	$271
Noncurrent liabilities:
Lease liability, non-current - Operating Leases	230	312
Total lease liabilities	$507	$583

The Company had no right of use lease assets or lease liabilities classified as financing leases as of March 31, 2026 and December 31, 2025.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of the period ended:

March 31,
2026
Weighted average remaining lease term (in years) – operating leases	2.0
Weighted average discount rate – operating leases	10.63%

Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

March 31,
(in thousands)	2026
2026	$237
2027	304
2028	22
Total undiscounted lease payments	563
Less imputed interest	(56)
Total net lease liabilities	$507

7. NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2026			December 31, 2025
(in thousands)	Gross	Discount	Net	Gross	Discount	Net
Notes Payable, Current	$101	$—	$101	$1,100	$(172)	$928

Senior Secured Notes Financing

On March 18, 2026, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain accredited investors (the "Buyers"), pursuant to which the Company agreed to issue and sell to the Buyers senior secured promissory notes (the "Notes") in the aggregate original principal amount of $3.75 million for an aggregate purchase price of $2.6 million, reflecting an original issue discount of approximately 30%.  The Notes contained an exchange feature that was determined to be a derivative liability. Please see Note 8 for additional information.

As of March 31, 2026, the Notes had been exchanged into the March 30, 2026 Preferred Stock and Warrant offering and are no longer outstanding. Please see Note 10 for additional information.

Settlement and Release Agreements

On March 18, 2026, the Company entered into Settlement Agreements and Releases (collectively, the "Settlement Agreements") with certain holders (collectively, the "Holders") of those certain Senior Secured Notes (the "Prior Notes") issued by the Company on October 31, 2025, pursuant to a Securities Purchase Agreement dated June 14, 2023 (as amended, the "Prior Purchase Agreement"). The Settlement Agreements were entered into to resolve certain claims alleged by the Holders against the Company in connection with the Prior Notes, which claims the Company denied. Pursuant to the Settlement Agreements, the Company agreed to (i) repay each Holder the outstanding principal amount of its respective Prior Note in full within two (2) business days following the effective date of the Settlement Agreements, and (ii) pay to the Holders an aggregate cash settlement payment of $300,000 by wire transfer of immediately available funds.

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

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The Settlement Agreements contain mutual releases pursuant to which the Holders released the Company and its affiliates, and the Company released the Holders and their affiliates, from any and all claims arising under the Prior Notes and the Prior Purchase Agreement, other than with respect to the obligations set forth in the Settlement Agreements.

8. FAIR VALUE MEASUREMENTS:

The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value for the quarter ended March 31, 2026:

(in thousands)	Derivative Liability
Balance at January 1,2026	$—
Fair value of the derivative liabilities	(1,460)
Total change in the liability included in earnings	(3,391)
Reclass from liability to equity	4,851
Balance at March 31, 2026	$—

The $5 million related to the fair value of the derivative is included in the exchange of the notes payable for Series A-1 Preferred Stock.

The valuation of the derivative liability, preferred stock warrants and the preferred stock was determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, expected volatility, risk free interest rate and expected life of the instrument. Since our common stock was not publicly traded until February 2022 there has been insufficient volatility data available. Accordingly, we have used an expected volatility based on historical common stock volatility of our peers.

The fair value of the derivative liability and preferred stock warrants was determined by using an option pricing model assuming the following:

	March 30	March 18
	2026	2026
Expected term (years)	3.00	0.50
Risk-free interest rate	3.78%	3.67%
Expected volatility	50.0%	50.0%
Expected dividend yield	0.0%	0.0%

The fair value of the preferred stock and equity line of credit (ELOC) was determined by using an option pricing model assuming the following:

March 30
2026
Expected term (years)	10.00
Risk-free interest rate	4.26%
Expected volatility	50.0%
Expected dividend yield	0.0%

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Additionally, the Company had determined that the derivative liability was most appropriately classified within Level 3 of the fair-value hierarchy by evaluating each input for the option pricing models against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of the Company’s common stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of the Company’s stock over that term; annual rate of dividends; and the risk-free rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of SmartKem stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (ASC 820-10). The risk-free rate of return is a Level 2 input as defined in ASC 820-10, while the historical volatility is a Level 3 input as defined in ASC 820. Since the lowest level input is a Level 3, the Company determined the warrant liability was most appropriately classified within Level 3 of the fair value hierarchy.

9.    CONTINGENCIES

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material effect on the interim condensed consolidated financial statements.

10.    STOCKHOLDERS’ EQUITY

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

Series A Preferred Stock

On March 30, 2026, the Company filed a Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware designating 31,412 shares out of the authorized but unissued shares of its preferred stock as Series A Preferred Stock with a stated value of $1,000 per share (the “Series A Certificate of Designation”). The following is a summary of the principal terms of the Series A Preferred Stock as set forth in the Series A Certificate of Designation:

Voting Rights

Holders of Series A Preferred Stock have no voting power except as required by the Delaware General Corporation Law or as set forth in the Certificate of Designations with respect to certain protective matters requiring the consent of the Required Holders.

Conversion

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into shares of Common Stock at a conversion rate determined by dividing the conversion amount by the conversion price of $0.5812 per share, with alternate conversion options available following stockholder approval (at 90% of the lowest VWAP during the five preceding trading days) or upon a triggering event (at 80% of such VWAP, with the conversion amount subject to a required premium of 125%), in each case subject to a 4.99% beneficial ownership limitation (adjustable to 9.99% upon 61 days' prior written notice) and a $0.045 conversion floor price after shareholder approval.

Dividends

Dividends are payable when and as declared by the Board of Directors in its sole discretion, in cash, securities or other assets, on the stated value of each share, provided that upon the occurrence and continuance of a triggering event, default dividends accrue at a rate of 15.0% per annum.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Ranking

The Series A Preferred Stock ranks senior to the Common Stock and all other junior capital stock with respect to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

Liquidation

Upon a liquidation event, holders of Series A Preferred Stock are entitled to receive, before any payment to holders of junior stock, an amount per share equal to the sum of (i) the Black-Scholes value of the outstanding portion of all Warrants held by such holder and (ii) the greater of (A) 125% of the applicable conversion amount and (B) the amount per share such holder would receive upon conversion immediately prior to such event.

Series A Preferred Stock and Warrants

On March 30, 2026, the Company entered into a securities purchase agreement (the “Preferred Stock Purchase Agreement”) with certain institutional investors, including certain holders of convertible notes (the “March 2026 Notes”) of the Company (collectively, the "Buyers") pursuant to which the Company issued and sold to the Buyers in a private placement (the “Private Placement”) (i) 11,411.5 shares of the Company's newly designated Series A Convertible Preferred Stock, par value $0.0001 per share, with a stated value of $1,000 per share, convertible into shares of Common Stock at an initial conversion price of $0.5812 per share (the “Series A Preferred Stock”) and (ii) warrants to purchase up to 24,542,982 shares of Common Stock at an initial exercise price of $0.5812 per share, subject to adjustment (the “2026 Warrants”).

The purchase price under the Preferred Stock Purchase Agreement was satisfied in cash and by exchange of $2.6 million March 2026 Notes. The gross proceeds from the Private Placement were $4.6 million prior to deducting offering expenses payable by the Company.

As of March 31, 2026, there were 21,411.5 shares of Series A-1 Preferred Stock outstanding, including the Commitment Shares (as defined below).

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

March 2026 Registered Direct Offering

On March 20, 2026, the Company entered into a securities purchase agreement (the “March 2026 RDO Purchase Agreement”) with certain institutional investors, pursuant to which the Company issued and sold to such investors

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

11,365,350 shares of the Company’s Common Stock at a purchase price of $0.2303 per share (the “March 2026 Offering”).

The Company received gross proceeds of $2.6 million, before deducting offering expenses payable by the Company.

Equity Line of Credit

On March 30, 2026, the Company entered into a Common Stock Purchase Agreement (the "ELOC Purchase Agreement") with an equity line investor (the “Investor”), pursuant to which the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to  lesser of (a) $500,000,000 and (b) 19.99% of the Company's outstanding shares of Common Stock as of the date of the ELOC Purchase Agreement, which number of shares shall be reduced, on a share-for-share basis, by the number of shares of Common Stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the transactions contemplated by the ELOC Purchase Agreement under applicable rules of the Trading Market (as defined under the ELOC Purchase Agreement), (unless stockholder approval is obtained or applicable sales qualify as "at market" under applicable rules of The Nasdaq Stock Market LLC), from time to time during the period commencing April 8, 2026 (the effective date of the Company’s registration statement on Form S-1 registering the resale of shares issuable under the ELOC Purchase Agreement) and ending upon termination of the ELOC Purchase Agreement. Sales of Common Stock to the Investor under the ELOC Purchase Agreement, if any, will be made by the Company at its sole discretion from time to time by delivering purchase notices to the Investor (each, a "VWAP Purchase"). The purchase price per share for each VWAP Purchase will be equal to 90% of the lesser of (i) the lowest sale price of the Common Stock on the applicable purchase date and (ii) the volume weighted average price of the Common Stock during the applicable purchase period.

In connection with signing the ELOC Purchase Agreement, the Company issued 10,000 shares of Series A Preferred Stock to the Investor as Commitment Shares.

Common Stock Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

				Weighted-
				Average
			Weighted-	Remaining
			Average	Contractual
	Number of	Exercise Price	Exercise	Term
	Shares	per Share	Price	(Years)
Warrants outstanding at January 1, 2026	3,021,274	$0.35 - $70.00	$6.28	2.81
Issued	24,542,982		0.58
Exercised	—		—
Expired	(28,161)		70.00
Warrants outstanding at March 31, 2026	27,536,095	$0.35 - $8.75	$1.14	2.96

During the quarter ended March 31, 2026, 24,542,982 common stock warrants were issued at an exercise price of $0.5812. During the quarter ended March 31, 2026, 28,161 warrants expired.

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2026	1,532,251	$0.0097
Issued	1,032,131	0.0001
Exercised	(1,930,877)	0.0001
Expired	—	—
Pre-funded warrants outstanding at March 31, 2026	633,505	$0.0232

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

During the quarter ended March 31, 2026, 1,032,131 prefunded warrants were issued at an exercise price of $0.0001. During the quarter ended March 31, 2026, 1,930,877 prefunded warrants were exercised on a cashless basis resulting in the issuance of 1,930,524 shares of Common Stock.

11. SHARE-BASED COMPENSATION

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

The following table reflects share activity under the share option plans for the three months ended March 31, 2026:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-	Aggregate
		Average	Contractual	Average	Intrinsic
	Number of	Exercise	Term	Fair Value at	Value
	Shares	Price	(Years)	Grant Date	(in thousands)
Options outstanding at January 1, 2026	1,643,122	$5.90	8.95	$3.12
Granted	—	—
Exercised	(5,089)	0.04
Forfeited	(36,524)	4.76
Expired	—	—
Options outstanding at March 31, 2026	1,601,509	$5.95	8.55	$2.92
Options exercisable at March 31, 2026	898,017	$8.06	8.19		$0.36

Stock-based compensation is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$57	$72
General and administration	198	178
Total	$255	$250

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Total compensation cost related to non-vested stock option awards not yet recognized as of March 31, 2026 was $1.4 million and will be recognized on a straight-line basis through the end of the vesting periods in September 2028. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

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

The following potentially dilutive securities were excluded from the computation of earnings per share as of March 31, 2026 and 2025 because their effects would be anti-dilutive:

	March 31,
	2026	2025
Common stock warrants	26,843,310	4,450,324
Assumed conversion of preferred stock	36,840,168	1,973,200
Stock options	1,601,509	611,908
Total	65,284,987	7,035,432

13.  DEFINED CONTRIBUTION PENSION

The Company operates a defined contribution pension scheme for its UK employees. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Pension cost is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$20	$21
General and administration	22	20
Total	$42	$41

14. SEGMENT REPORTING

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

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides the net losses of the Semiconductor materials segment:

	Three Months Ended March 31,
	2026	2025
Revenue	$20	$23
Cost of revenue	4	1
Gross profit	16	22
Other operating income	34	251
Operating expenses
Research and development	913	1,497
General and administrative	1,664	2,009
Loss / (gain) on foreign currency transactions	46	(95)
Total operating expenses	2,623	3,411
Loss from operations	(2,573)	(3,138)
Total non-operating (expense) / income	(16,796)	979
Loss before income taxes	(19,369)	(2,159)
Income tax refund	—	25
Net loss	$(19,369)	$(2,134)

15. SUBSEQUENT EVENTS

Warrant Exercises

Since March 31, 2026, 243,302 shares of the Company’s common stock were issued upon the exercise of 243,302 Class C Warrants. There are no Class C Warrants outstanding subsequent to these exercises.

Ferrox Critical Minerals Bridge Loan

On April 23, 2026, we funded a bridge loan to Ferrox Critical Minerals, a British Virgin Islands company (“Ferrox”), in the original principal amount of $2.3 million, which loan was evidenced by that certain Convertible Promissory Note (the “Note”) issued by Ferrox to the Company. Per the terms of the Note, interest will accrue at a rate of 5.0% per annum and matures on October 30, 2026. We were paid an originate fee of $200,000.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of SmartKem, Inc. (“SmartKem” or the “Company”) should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2025 to provide an understanding of its results of operations, financial condition and cash flows.

All references in this Quarterly Report to “we,” “our,” “us” and the “Company” refer to SmartKem, Inc., and its subsidiaries unless the context indicates otherwise.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity, and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q (this “Report”) that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “10-K”) in Item 1A under “Risk Factors” and the risks detailed from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). These forward-looking statements include, but are not limited to, statements about:

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

During the first quarter of 2026, SmartKem was involved in a number of financing transactions. These included the transfer of our patent portfolio to a third party. The Company still owns its process and formulation intellectual property as codified in 40 trade secrets. As previously disclosed, the Company is continuing to conduct a review of its strategy. In particular, it is evaluating its display prototyping activities, its materials formulation activities and the possibility of adding new materials to its portfolio.

Results of Operations for the three months ended March 31, 2026

Three months ended March 31, 2026 compared with three months ended March 31, 2025

Revenue and Cost of revenue

We had revenue of $20 thousand and cost of revenue of $4 thousand in the three months ended March 31, 2026, compared to $23 thousand revenue and $1 thousand cost of revenue for the same period of 2025. Both revenue and related cost of revenue for the three months ended March 31, 2026 are a result of sales of OTFT backplanes and TRUFLEX® materials for customer assessment and development purposes.

Other operating income

We had $34 thousand of other operating income for the three months ended March 31, 2026, compared to $251 thousand in the same period of 2025. The primary source of other operating income is related to multiple research grants from Innovate UK and research and development tax credits.

Operating expenses

Operating expenses were $2.6 million for the three months ended March 31, 2026, compared to $3.4 million for the three months ended March 31, 2025, a decrease of $0.8 million, or 23.1%.

Research and development expenses are incurred for the development and process validation for TRUFLEX® inks to make OTFT circuits and OTFT based display concepts integrating novel display technology, and to provide dielectric solutions for packaging applications. The expenses consist primarily of payroll, technical facilities overheads, and development consumables costs. Research and development expenses were $0.9 million for the three months ended March 31, 2026, compared to $1.5 million for the same period of 2025, a decrease of $0.6 million, or 39.0%. This decrease primarily resulted from the termination of the CPI agreement as of December 2025 and less legal costs due to the transfer of the intellectual property and patents. The research and development expenses represent 34.8% and 43.9% of the total operating expenses for the three months ended March 31, 2026 and 2025, respectively.

General and administrative expenses consist primarily of payroll and professional services such as investor relations, accounting and legal services. General and administrative expenses were $1.7 million for the three months ended March 31, 2026, compared to $2.0 million for the same period of 2025, a decrease of $0.3 million, or 17.2%. These expenses represent 63.4% and 58.9% of our total operating expenses for the three months ended March 31, 2026 and 2025, respectively. This decrease primarily resulted from a decrease in professional service fees principally related to corporate consulting agreements, the Delaware franchise taxes and travel related expenses.

Non-Operating income/(expense)

Non-operating expense was $16.8 million for the three months ended March 31, 2026, compared to non-operating income of $1.0 million for the same period in 2025, for a decrease of $17.8 million. A decrease of $1.8 million is primarily due to a loss on foreign currency related to the revaluation of the intercompany loans and related interest. The change in the foreign exchange spot rate of 1.3223 as of March 31, 2026 compared to 1.2944 as of March 31, 2025 resulted in a foreign exchange loss. The offset of this loss is recorded in other comprehensive income. We recorded a loss of $11.9 million related to the execution of an equity line of credit (ELOC). In addition, we recorded a loss of $3.8 million related to the extinguishment of debt. We also recorded $0.3 million related to interest expense associated with the debt discounts.

Liquidity and Capital Resources

As of March 31, 2026, our cash and cash equivalents were $7.6 million compared with $0.4 million as of December 31, 2025. We believe our cash balance at March 31, 2026 will not be sufficient to fund its operating expenses and capital expenditures for the 12 months from the issuance of these financial statements and that we will require additional capital funding to continue our operations and research development activity. In the event that we are unable to raise additional capital in the near term, we may have to curtail our operations or seek protection under applicable bankruptcy or insolvency laws.

Our expected cash payments over the next twelve months include (a) $3.4 million to satisfy accounts payable and accrued expenses, (b) $0.3 million to satisfy the lease liabilities and (c) $0.1 million to satisfy a loan related to the financing of our D&O insurance policy. Additional expected cash payments beyond the next twelve months include $0.2 million of lease liabilities.

Beyond our near term need for capital, our future viability is dependent on our ability to raise additional capital to fund our operations. We will need to obtain additional funds to satisfy our operational needs and to fund our sales and marketing efforts, research and development expenditures, and business development activities. Until such time, if ever, as we can generate sufficient cash through revenue, management’s plans are to finance our working capital requirements through a combination of equity offerings, including the issuance of Common Stock pursuant to the ELOC Purchase Agreement (as defined in Note 8), debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution. If we borrow money, the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations. If we enter into a collaboration, strategic alliance or other similar arrangement, we may be forced to give up valuable rights. There can be no assurance however that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services.

Cash Flow

Net cash used in operating activities was $1.6 million for the three months ended March 31, 2026, compared to $3.3 million for the three months ended March 31, 2025, a decrease of $1.7 million. The change resulted primarily from an increase in accounts payable.

Net cash received from financing activities was $8.6 million the three months ended March 31, 2026, compared to no cash flow financing activities during the same period in 2025. We received net proceeds of $10.0 million from various financing activities related to the sale of the Company’s common stock, preferred stock and warrants. We used $1.1 million to pay-off notes payable and $0.3 million for the settlement to release claims related to the notes.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and purchase commitments in the normal course of business for research and development facilities and services, communications infrastructure, and administrative services. We expect to fund these commitments from our cash balances and working capital.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), which require our management to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Critical accounting estimates include the determination of the fair value of derivative liabilities and intellectual property.

The fair value of derivative liabilities, including embedded conversion features, warrant liabilities, contingent settlement provisions, and other complex financial instruments, may require the use of valuation models such as Monte Carlo simulations, lattice models, or modified Black-Scholes methodologies. These valuation models incorporate significant unobservable inputs, including expected volatility, risk-free interest rates, expected term, probability-weighted financing or liquidity events, market yield assumptions, and the likelihood and timing of contractual settlement or conversion events. Changes in these assumptions could result in material adjustments to the recorded fair value of derivative liabilities and related gains or losses recognized in the condensed consolidated statements of operations.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 because of the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation of the financial statements for the first quarter of 2026 a material weakness in the Company’s internal control over financial reporting was identified relating to the complex financial reporting and accounting associated with the Company’s Equity Line of Credit, a non-cash item. None of the Company’s filed financial statements are impacted. The March 31, 2026 financial statements contained in this Form 10-Q reflect the appropriate accounting for this transaction and no prior financial statements were impacted.

In connection with the preparation of the financial statements for the year ended December 31, 2025, a material weakness in the Company’s internal control over financial reporting was identified relating to the lack of an independent review and assessment of our internal control environment. None of the Company’s filed financial statements are impacted. The March 31, 2026 financial statements contained in this Form 10-Q reflect the appropriate accounting for this transaction and no prior financial statements were impacted.

Remediation

Due to fiscal constraints during the year ended December 31, 2025 the Company was not able to fund an independent assessment of our internal control environment. With the recent financing activities discussed in Note 10, we have been able to reinstitute the independent evaluation of our internal control environment. The evaluation will be ongoing throughout 2026.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the period covered by this Report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2026 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

3.3

Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2026)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 3, 2025)

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 30, 2026)

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 6, 2026)

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K filed on April 22, 2026)

4.5	Convertible Promissory Note, dated April 13, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2026)

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

10.6	Securities Purchase Agreement, dated January 30, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2026)

10.7	Debt Conversion Agreement, dated February 5, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2026)

10.8	Securities Purchase Agreement, dated March 18, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 19, 2026)

10.9	Form of Senior Secured Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 19, 2026)

10.10	Securities Purchase Agreement, dated March 20, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2026)

10.11	Securities Purchase Agreement, dated March 30, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2026)

10.12	Registration Rights Agreement, dated March 30, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2026)

10.13	Common Stock Purchase Agreement, dated March 27, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2026)

10.14	Registration Rights Agreement, dated March 27, 2026 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 31, 2026)

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: May 20, 2026

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ Barbra C. Keck
Name:	Barbra C. Keck
Title:	Chief Financial Officer
(Principal Financial Officer)