Form 10-Q
period 2026-06-30
SmartKem, Inc.
filed 2026-08-14
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 12, 2026, there were 28,263,733 shares of the registrant’s common stock outstanding.

Item 1. Financial Statements

SMARTKEM, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except number of shares and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$3,689	$374
Accounts receivable	—	3
Research and development tax credit receivable	—	549
Note receivables	6,213	—
Prepaid expenses and other current assets	454	575
Total current assets	10,356	1,501
Property, plant and equipment, net	—	180
Right-of-use assets, net	—	607
Total assets	$10,356	$2,288

Liabilities and stockholders’ (deficit) / equity
Current liabilities
Accounts payable and accrued expenses	$675	$4,603
Lease liabilities, current	—	271
Notes payable, net	—	928
Deferred revenue	—	108
Total current liabilities	675	5,910
Lease liabilities, non-current	—	312
Total liabilities	675	6,222

Contingencies (Note 9)	—	—

Stockholders’ equity / (deficit):
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, 26,411.5 and 0 shares issued and outstanding, at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized, 25,682,643 and 6,839,689 shares issued and outstanding, at June 30, 2026 and December 31, 2025, respectively	3	1
Additional paid-in capital	157,433	124,772
Accumulated other comprehensive loss	—	(3,578)
Accumulated deficit	(147,755)	(125,129)
Total stockholders' equity / (deficit)	9,681	(3,934)
Total liabilities and stockholders’ equity / (deficit)	$10,356	$2,288

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except number of shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$32	$20	$55
Cost of revenue	—	28	4	29
Gross profit	—	4	16	26

Other operating income	—	279	34	530

Operating expenses
Research and development	703	2,426	1,616	3,923
General and administrative	778	2,360	2,442	4,369
Gain on foreign currency transactions	(82)	(131)	(36)	(226)
Total operating expenses	1,399	4,655	4,022	8,066

Loss from operations	(1,399)	(4,372)	(3,972)	(7,510)

Non-operating (expense) / income
Gain / (loss) on foreign currency transactions	437	1,970	(373)	2,939
Loss on the write-off of bad debts	(45,648)	—	(45,648)	—
Gain on deconsolidation of investment of subsidiary	43,308	—	43,308	—
Change in fair value of derivative liabilities	—	—	(3,391)	—
Change in fair value of convertible notes receivable	(287)	—	(287)	—
Expense for commitment shares issued upon signing the equity line of credit (ELOC)	—	—	(11,874)	—
Originations fees	400	—	400	—
Loss on settlement of debt	—	—	(371)	—
Transaction costs related to debt financing	(64)	—	(131)	—
Interest, net	(3)	3	(286)	13
Total non-operating (expense) / income	(1,857)	1,973	(18,653)	2,952

Loss before income taxes	(3,256)	(2,399)	(22,625)	(4,558)
Income tax (expense) / refund	(1)	(1)	(1)	24
Net loss	$(3,257)	$(2,400)	$(22,626)	$(4,534)

Common share data:
Basic and diluted net loss per common share	$(0.14)	$(0.30)	$(1.19)	$(0.62)
Weighted average shares outstanding - basic and diluted	23,510,439	8,070,836	18,998,427	7,364,145

Net loss	$(3,257)	$(2,400)	$(22,626)	$(4,534)
Other comprehensive loss:
Foreign currency translation	2,668	(2,064)	3,578	(3,069)
Total comprehensive loss	$(589)	$(4,464)	$(19,048)	$(7,603)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Stockholders’ Equity / (Deficit)

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common stock		Additional	Accumulated other		Total
	$0.0001 par value		$0.0001 par value		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income / (loss)	deficit	equity / (deficit)
Balance at January 1, 2026	—	$—	6,839,689	$1	$124,772	$(3,578)	$(125,129)	$(3,934)
Stock-based compensation expense	—	—	—	—	255	—	—	255
Exercise of stock options into common stock	—	—	5,089	—	—	—	—	—
Cashless exercise of warrants into common stock	—	—	1,930,524	—	—	—	—	—
Common stock issued for settlement of debt	—	—	385,130	—	342	—	—	342
Issuance of common stock and warrants, net of issuance costs	—	—	677,129	—	555	—	—	555
Issuance of common stock, net of issuance costs	—	—	11,365,350	1	2,464	—	—	2,465
Issuance of Series A-1 Preferred Stock and warrants, net of issuance costs	5,786.5	—	—	—	4,446	—	—	4,446
Exchange of notes payable for Series A-1 Preferred Stock	5,625.0	—	—	—	7,862	—	—	7,862
Issuance of Series A-1 Preferred Stock for equity line of credit (ELOC)	10,000.0	—	—	—	11,874	—	—	11,874
Foreign currency translation adjustment	—	—	—	—	—	910	—	910
Net loss	—	—	—	—	—	—	(19,369)	(19,369)
Balance at March 31, 2026	21,411.5	$—	21,202,911	$2	$152,570	$(2,668)	$(144,498)	$5,406
Stock-based compensation expense	—	—	—	—	212	—	—	212
Fair value of warrants issued related to broker fees	—	—	—	—	3	—	—	3
Issuance of Series A-1 Preferred Stock and warrants, net of issuance costs	5,000.0	—	—	—	3,041	—	—	3,041
Exercise of warrants into common stock	—	—	349,732	—	37	—	—	37
Issuance of common stock pursuant to equity line of credit (ELOC)	—	—	4,130,000	1	1,570	—	—	1,571
Foreign currency translation adjustment	—	—	—	—	—	2,668	—	2,668
Net loss	—	—	—	—	—	—	(3,257)	(3,257)
Balance at June 30, 2026	26,411.5	$—	25,682,643	$3	$157,433	$—	$(147,755)	$9,681

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

SMARTKEM, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities:
Net loss	$(22,626)	$(4,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	65	113
Stock-based compensation expense	467	510
Issuance of common stock to vendor	—	375
Right-of-use asset amortization	123	124
Loss / (gain) on foreign currency transactions	336	(3,165)
Loss on investment of subsidiary	(43,308)	—
Loss on write-off of bad debts	45,648	—
Expense for commitment shares issued upon signing the equity line of credit (ELOC)	11,874	—
Change in fair value of derivative liabilities	3,391	—
Change in fair value of convertible notes receivable	287	—
Debt discount amortization	283	—
Loss on the extinguishment of debt	371	—
Transactions costs allocable to notes payable and equity line of credit (ELOC)	131	—
Change in operating assets and liabilities:
Research and development tax credit receivable	—	(259)
Prepaid expenses and other assets	(120)	(523)
Accounts payable and accrued expenses	(258)	1,154
Lease liabilities	(57)	(88)
Other current liabilities	—	172
Net cash used in operating activities	(3,393)	(6,121)

Cash flows from investing activities:
Payment for convertible notes receivable	(6,500)	—
Deconsolidation of subsidiary	(852)	—
Net cash used by investing activities	(7,352)	—

Cash flow from financing activities:
Gross proceeds received related to Common Stock and Warrants Purchase Agreement	681	—
Payments for financing expense related to Common Stock and Warrants Purchase Agreement	(127)	—
Payment for legal expenses related to extinguishment of debt	(10)	—
Gross proceeds received related to note payable	2,625	—
Payment for legal expense related to notes payable	(50)	—
Principal payment for the settlement of note payable	(1,100)	—
Payment for a release of claims related to notes payable	(300)	—
Gross proceeds received related to Common Stock Purchase Agreement	2,617	—
Payment for financing expense related to Common Stock Purchase Agreement	(189)	—
Gross proceeds received related to Preferred Stock and Warrants Purchase Agreement	8,630	—
Payment for financing expense related to Preferred Stock and Warrants Purchase Agreement	(1,104)	—
Payment for financing expense related to equity line of credit (ELOC)	(17)	—
Principal payment on the financing of the director and officer insurance policy	(112)	—
Proceeds received for exercise of common stock warrants	37	—
Proceeds received related to equity line of credit (ELOC)	1,571	—
Net cash provided by financing activities	13,152	—

Effect of exchange rate changes on cash	908	132

Net change in cash	3,315	(5,989)

Cash, beginning of period	374	7,141
Cash, end of period	$3,689	$1,152

Supplemental disclosure of cash and non-cash investing and financing activities
Right-of-use asset and lease liability additions	—	653
Initial classification of fair value of derivative liability	1,460	—
Debt discount related to notes payable	1,125	—
Conversion of debt to preferred stock and warrants	7,862	—
Financing of directors' and officers' liability insurance with debt	112	—

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

1.	GENERAL

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

Business

On June 12, 2026, SmartKem Limited (subsidiary of SmartKem, Inc) entered Creditors' Voluntary Liquidation and was deconsolidated following the appointment of an administrator. As a result, SmartKem Limited's assets, liabilities, operations, and results are no longer included in the Company's consolidated financial statements beginning June 12, 2026.

Upon liquidation and deconsolidation, the development and manufacturing of our custom electronic materials was taken over by SmartKem, Inc. The design and develop our materials continue to take place at our research and development facility in Manchester, UK by a team of people hired from the subsidiary. We operate with an international footprint, providing materials development, prototyping and technical support to customers and collaborators globally. Our advanced TRUFLEX® materials integrate into existing manufacturing processes, supporting efficient, scalable production and high-performance outcomes across a broad range of electronic applications. We combine materials science expertise with practical engineering to deliver tailored solutions for partners seeking to innovate in electronics.

During the first six months of 2026, SmartKem was involved in a number of financing transactions. These included the transfer of our patent portfolio to a third party. The company still owns its process and formulation intellectual property as codified in 40 trade secrets. As previously disclosed, the Company is continuing to conduct a review of its strategy. In particular, it is evaluating its display prototyping activities, its materials formulation activities, and the possibility of adding new materials to its portfolio.

SmartKem, Inc.is referred to herein as “SmartKem”, “we”, “us”, “our”, or the “Company”, as the context requires and unless otherwise noted.

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

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Going Concern

The Company has incurred continuing losses including net losses of $22.6 million for the six months ended June 30, 2026. The Company’s cash as of June 30, 2026 was $3.7 million with net cash used in operating activities of $3.4 million for the six months ended June 30, 2026. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding and further development of our technology and products.

The Company expects that its cash and cash equivalents of $3.7 million as of June 30, 2026 will not be sufficient to fund its operating expenses for the 12 months from the issuance of these financial statements. In the event that the Company is unable to raise additional capital in the near term, it may have to curtail its operations or seek protection under applicable bankruptcy or insolvency laws.

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

There is substantial doubt that the Company will be able to pay its obligations as they fall due, and this substantial doubt is not alleviated by management plans. The condensed consolidated financial statements as of June 30, 2026 have been prepared assuming that the Company will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), which was filed with the SEC on April 8, 2026 and may also be found on the Company’s website (www.smartkem.com). In these notes to the interim condensed consolidated financial statements the terms “us,” “we” or “our” refer to the Company and its consolidated subsidiaries.

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

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2026 and 2025; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

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

Deconsolidation of Subsidiary

The Company consolidates entities in which it has a controlling financial interest in accordance with ASC 810, Consolidation. When the Company ceases to have a controlling financial interest in a subsidiary, including as a result of the voluntary liquidation or dissolution of a subsidiary, the Company deconsolidates the subsidiary as of the date control is lost. The Company recognizes a gain or loss on deconsolidation based on the difference between the carrying amount of the subsidiary's net assets, including amounts attributable to noncontrolling interests, and the fair value of any consideration received and any retained interest in the former subsidiary. Any retained interest is initially measured at fair value on the date control is lost and subsequently accounted for in accordance with applicable U.S. GAAP. The results of operations and cash flows of the subsidiary are included in the Company's consolidated financial statements through the date of deconsolidation.

Notes Receivable

The Company accounts for its notes receivable in accordance with ASC 825, Financial Instruments, and ASC 820, Fair Value Measurement. Upon initial recognition of certain notes receivable, the Company may elect the fair value option, which permits eligible financial assets to be measured at fair value with changes in fair value recognized in earnings each reporting period. The fair value option election is irrevocable and is made on an instrument-by-instrument basis upon the initial recognition of the financial asset.

The Company elected the fair value option for its convertible promissory notes receivable issued by Ferrox Critical Minerals Ltd. ("Ferrox"). Management believes that accounting for the notes receivable at fair value provides more relevant information regarding the economic characteristics of the instruments, including the impact of the embedded conversion features and changes in the underlying value of the investee.

The notes receivable are initially recorded at fair value and subsequently remeasured at fair value at each reporting date. Changes in fair value are recognized within other income (expense), net, in the condensed consolidated statements of operations. The Company does not separately recognize interest income, amortization of discounts or premiums, or an allowance for expected credit losses related to financial instruments for which the fair value option has been elected, as such considerations are incorporated into the fair value measurement.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The accounting guidance classifies fair value measurements in one of the following three categories for disclosure purposes:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.

●	Level 2: Inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.

●	Level 3: Unobservable inputs which are supported by little, or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the period ended June 30, 2026. The carrying value of the Company’s cash, accounts receivable, other receivables, and accounts payable approximate fair value because of the short-term maturity of these financial instruments.

The fair value of the notes receivable is determined using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Because the notes are not traded in active markets and contain significant unobservable assumptions, including estimates of enterprise value, expected transaction outcomes, timing assumptions, probabilities of conversion or repayment, and appropriate discount rates, the notes receivable are classified as Level 3 assets within the fair value hierarchy established by ASC 820.

Management evaluates the valuation methodologies and significant assumptions used in measuring fair value at each reporting date and updates those assumptions as necessary to reflect current facts and circumstances.

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

Direct and incremental legal and accounting costs associated with the Company’s issuance of common stock, preferred stock and warrants are deferred and classified as a component of other assets on the consolidated balance sheet until completion of the issuance. Upon completion of the issuance, deferred offering costs are reclassified from other assets to equity in additional paid-in capital and recorded against the net proceeds received in the issuance. For the period ended June 30, 2026, we recorded $539 thousand of offering costs of which $489 thousand were recorded in additional paid-in capital and $50 thousand were recorded as non-operating expenses.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, or decision-making group, in deciding how to

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

3. DECONSOLIDATION OF SUBSIDIARY

On June 12, 2026, SmartKem Limited, a corporation organized under English law and the Company’s wholly owned subsidiary, was placed into creditors Voluntary Liquidation. SmartKem Limited is under the control of an administrator which oversees the liquidation process. The Company assessed the inherent uncertainties associated with the outcome of the voluntary creditors liquidation process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate SmartKem, Limited effective on the date the administrator was appointed.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

SmartKem, Ltd. developed and manufactured custom electronic materials designed to enable the next generation of electronics. The advanced TRUFLEX® materials integrated into existing manufacturing processes, supporting efficient, scalable production and high-performance outcomes across a broad range of electronic applications. It combined materials science expertise with practical engineering to deliver tailored solutions for partners seeking to innovate in electronics.

All development and manufacturing activities have been transferred to SmartKem, Inc and continue to be done in the Manchester, UK facility by a team of employees hired from SmartKem, Ltd.

The Company did not receive any consideration in the deconsolidation of SmartKem Limited.

The following table presents the assets and liabilities of SmartKem Limited:

June 12
2026
Assets
Current assets
Cash and cash equivalents	$33
Accounts receivable	3
Research and development tax credit receivable	543
Prepaid expenses and other current assets	239
Total current assets	818
Property, plant and equipment, net	113
Right-of-use assets, net	479
Other assets, non-current	592
Total deconsolidated assets	$1,410

Liabilities
Current liabilities
Accounts payable and accrued expenses	$1,635
Lease liabilities, current	353
Deferred revenue	107
Total current liabilities	2,095
Lease liabilities, non-current	167
Total deconsolidated liabilities	2,262

Deconsolidated net liabilities	$(852)

Net liabilities of SmartKem Limited excludes $45.6 million of net intercompany trade and notes payables to SmartKem, Inc. as of June 12, 2026. Upon deconsolidation, these intercompany balances were reestablished as third-party balances by SmartKem, Inc. and management assessed their collectability. Based on the facts and circumstances existing at June 12, 2026, management determined the receivables due from SmartKem Limited were not collectible and recorded a bad debt expense of approximately $45.6 million, which is included in non-operating expense for the three and six months ended June 30, 2026

The Company recognized a gain on deconsolidation of investment of SmartKem Limited of approximately $43.3 million, which is included in non-operating expense for the three and six months ended June 30, 2026. The gain included approximately $0.1 million of cumulative foreign currency translation losses reclassified from accumulated other comprehensive income. The Company did not receive any consideration in the deconsolidation and retained no ownership interest in SmartKem Limited following the deconsolidation.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

4. NOTES RECEIVABLE

During the six months ended June 30, 2026, the Company entered into a series of convertible promissory note agreements with Ferrox Critical Minerals Ltd. ("Ferrox"). As of June 30, 2026, the aggregate principal balance of the notes was approximately $6.5 million. The notes bear interest at the contractual rates specified in the respective agreements and can be converted, all or in part into ordinary shares of Ferrox at any time. The Company elected the fair value option under ASC 825, Financial Instruments, for the Ferrox notes receivable upon initial recognition.

The Company believes the fair value option election provides financial statement users with more relevant information regarding the economic characteristics of the notes, including the impact of the embedded conversion features and the relationship between the debt instruments and the underlying equity value of Ferrox.

As a result of this election, the notes receivable are reported at fair value at each reporting date, with changes in fair value recognized in earnings within other income (expense), net.

As of June 30, 2026, the fair value of the Ferrox notes receivable was $6.2 million.

Because the notes receivable are carried at fair value pursuant to ASC 825, the Company does not recognize an allowance for expected credit losses under ASC 326 for these instruments.

On April 23, 2026, the Company funded a bridge loan to Ferrox Critical Minerals (“Ferrox”), in the original principal amount of $2.3 million, which loan was evidenced by a Convertible Promissory Note issued by Ferrox to the Company. The Convertible Promissory Note shall accrue interest at a rate of 5.0% per annum and will mature on October 30, 2026. The Convertible Promissory Note is convertible at the option of the company into ordinary shares of Ferrox at a valuation equal to the lower of the then- fair market value of Ferrox or $80 million. Pursuant to the terms of the Convertible Promissory Note, the Company was paid an originate fee of $0.2 million.

On June 9, 2026, the Company entered into a Note Purchase and Assignment Agreement with SRX Global, Inc., a Delaware corporation, pursuant to which the company purchased a Convertible Promissory Note issued by Ferrox, dated March 12, 2026, in the original principal amount of $1.5 million. The Convertible Promissory Note shall accrue interest at a rate of 10% per annum and will mature on October 30,2026. The Convertible Promissory Note is convertible at the option of the company into ordinary shares of Ferrox at a valuation equal to the lower of the then- fair market value of Ferrox or $80 million.

On June 22, 2026, the Company funded an additional bridge loan to Ferrox in the original principal amount of $2.5 million, which loan was evidenced by an additional Convertible Promissory Note issued by Ferrox to the Company. The Convertible Promissory Note shall accrue interest at a rate of 5.0% per annum and will mature on December 31, 2026. The Convertible Promissory Note is convertible at the option of the company into ordinary shares of Ferrox at a valuation equal to the lower of the then- fair market value of Ferrox or $80 million. Pursuant to the terms of the Note, the Company was paid an originate fee of $0.2 million.

Each of these Convertible Promissory Notes contained a restrictive covenant prohibiting Ferrox from taking material corporate actions including, without limitation, redeeming any of its outstanding equity securities, repaying indebtedness, paying cash dividends and disposing of all or substantially all of its assets. Additionally, the Convertible Promissory Notes grant the company the right of first refusal during the term of each of the notes and for a period of 24 months thereafter, with respect to any Fundamental Transaction (as defined therein) by Ferrox.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Advances and retainers	$180	$54
Prepaid insurance	127	152
Research grant receivable	—	88
Prepaid facility costs	—	68
Prepaid software licenses	23	52
Tax receivable	96	117
Other receivable and other prepaid expenses	28	44
Total prepaid expenses and other current assets	$454	$575

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Plant and equipment	$—	$1,786
Furniture and fixtures	—	114
Computer hardware and software	—	106
	—	2,006
Less: Accumulated depreciation	—	(1,826)
Property, plant and equipment, net	$—	$180

Depreciation expense was $65.3 thousand and $113.0 thousand for the six months ended June 30, 2026 and 2025, respectively and is classified as research and development expense.

7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Accounts payable - trade	$380	$4,435
Payroll liabilities	257	39
Accrued expenses	38	129
Total accounts payable and accrued expenses	$675	$4,603

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

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

8.    LEASES

The Company’s former subsidiary, SmartKem Limited had operating leases consisting of office space, lab space and equipment with remaining lease terms of 1 to 3 years. As of June 12, 2026, all lease agreements are under the management and control of the administrator.

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$76	$68	$148	$141
Short-term lease cost	140	9	141	12
Total lease cost	$216	$77	$289	$153

The total lease cost is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$215	$75	$287	$148
General and administrative	1	2	2	5
Total lease cost	$216	$77	$289	$153

As a result of the deconsolidation of SmartKem Limited, the Company does not have any Right of use lease assets or lease liabilities as of June 30, 2026. Right of use lease assets and lease liabilities for the Company’s operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Assets
Right of use assets - Operating Leases	$—	$607
Total lease assets	$—	$607

Liabilities
Current liabilities:
Lease liability, current - Operating Leases	$—	$271
Noncurrent liabilities:
Lease liability, non-current - Operating Leases	—	312
Total lease liabilities	$—	$583

9. NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2026			December 31, 2025
(in thousands)	Gross	Discount	Net	Gross	Discount	Net
Notes Payable, Current	$—	$—	$—	$1,100	$(172)	$928

Senior Secured Notes Financing

On March 18, 2026, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain accredited investors (the "Buyers"), pursuant to which the Company agreed to issue and sell to the Buyers senior secured promissory notes (the "Notes") in the aggregate original principal amount of $3.75 million for an aggregate purchase price of $2.6 million, reflecting an original issue discount of approximately

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

30%. The Notes contained an exchange feature that was determined to be a derivative liability. Please see Note 10 for additional information.

As of March 31, 2026, the Notes had been exchanged into the March 30, 2026 Preferred Stock and Warrant offering and are no longer outstanding. Please see Note 12 for additional information.

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

10. FAIR VALUE MEASUREMENTS:

The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value for the period ended June 30, 2026:

(in thousands)	Derivative Liability
Balance at January 1,2026	$—
Fair value of the derivative liabilities	(1,460)
Total change in the liability included in earnings	(3,391)
Reclass from liability to equity	4,851
Balance at June 30, 2026	$—

The $4.9 million related to the fair value of the derivative is included in the exchange of the notes payable for Series A-1 Preferred Stock.

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

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

The fair value of the derivative liability and preferred stock warrants was determined by using an option pricing model assuming the following:

	June 22	May 13	March 30	March 18
	2026	2026	2026	2026
Expected term (years)	2.99	2.50	3.00	0.50
Risk-free interest rate	4.16%	3.99%	3.78%	3.67%
Expected volatility	50.0%	50.0%	50.0%	50.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The fair value of the preferred stock was determined by using an option pricing model assuming the following:

	June 22	March 30
	2026	2026
Expected term (years)	10.00	10.00
Risk-free interest rate	4.41%	4.26%
Expected volatility	50.0%	50.0%
Expected dividend yield	0.0%	0.0%

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

The table below presents activity within Level 3 of the fair value hierarchy, our notes receivable carried at fair value for the period ended June 30, 2026:

Convertible Note
(in thousands)	Receivable
Balance at January 1,2026	$—
Initial recognition of notes receivable	6,500
Change in fair value recognized in earnings	(287)
Balance at June 30, 2026	$6,213

The fair value of the notes receivable is determined using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Because the notes are not traded in active markets and contain significant unobservable assumptions, including estimates of enterprise value, expected transaction outcomes, timing assumptions, probabilities of conversion or repayment, and appropriate discount rates, the notes receivable are classified as Level 3 assets within the fair value hierarchy established by ASC 820.

	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2026
Description
Notes Receivable:
Ferrox notes receivable	$—	$—	$6,213	$6,213
Total	$—	$—	$6,213	$6,213

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

The fair value of the Ferrox notes receivable was estimated using a probability-weighted expected return methodology that considered multiple potential outcome scenarios, including repayment at maturity, conversion into equity securities, and the anticipated business combination transaction between the Company and Ferrox.

Significant unobservable inputs included estimates of Ferrox enterprise value, expected transaction outcomes, discount rates, timing assumptions, and probabilities assigned to each scenario. Changes in any of these significant unobservable inputs could result in a materially different fair value measurement in future periods.

11.  CONTINGENCIES

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material effect on the interim condensed consolidated financial statements.

12.  STOCKHOLDERS’ EQUITY

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

Conversion

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into shares of Common Stock at a conversion rate determined by dividing the conversion amount by the conversion price of $0.5812 per share or with alternate conversion options at 90% of the lowest VWAP during the five preceding trading days or upon a triggering event at 80% of such VWAP, with the conversion amount subject to a required premium of 125%, in each case subject to a 4.99% beneficial ownership limitation (adjustable to 9.99% upon 61 days' prior written notice) and a $0.045 conversion floor price after shareholder approval.

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

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

On June 22, 2026, at an Additional Closing pursuant to the Preferred Stock Purchase Agreement, the Company issued and sold, and certain Buyers purchased, in a private placement: 5,000 shares of the Series A Preferred Stock and warrants to purchase up to 10,753,615 shares of Common Stock at an initial exercise price of $0.5812 per share, subject to adjustment (the “2026 Warrants”) for aggregate proceeds of approximately $4.0 million.

As of June 30, 2026, there were 26,411.5 shares of Series A-1 Preferred Stock outstanding, including the Commitment Shares (discussion further below).

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

Market Information

The Company’s common stock trades on the Nasdaq Stock Market LLC under the symbol “SMTK”.

March 2026 Registered Direct Offering

On March 20, 2026, the Company entered into a securities purchase agreement (the “March 2026 RDO Purchase Agreement”) with certain institutional investors, pursuant to which the Company issued and sold to such investors 11,365,350 shares of the Company’s Common Stock at a purchase price of $0.2303 per share (the “March 2026 Offering”).

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

In connection with signing the ELOC Purchase Agreement, the Company issued 10,000 shares of Series A Preferred Stock to the Investor as Commitment Shares. An expense of $11.9 million was recorded for the commitment shares issued upon signing the ELOC.

During the six months ended June 30, 2026, the Company sold 4,130,000 shares of Common Stock for gross proceeds of approximately $1.6 million under the ELOC Purchase Agreement.

Common Stock Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

				Weighted-
				Average
			Weighted-	Remaining
			Average	Contractual
	Number of	Exercise Price	Exercise	Term
	Shares	per Share	Price	(Years)
Warrants outstanding at January 1, 2026	3,021,274	$0.35 - $70.00	$6.28	2.81
Issued	35,418,381		0.58
Exercised	(106,430)		—
Expired	(28,161)		70.00
Warrants outstanding at June 30, 2026	38,305,064	$0.35 - $8.75	$0.98	2.79

During the quarter ended June 30, 2026, 13,610 common stock warrants were issued at an exercise price of $0.625, 108,174 common stock warrants were issued at an exercise price of $0.7265 and 10,753,615 common stock warrants were issued at an exercise price of $0.5812. During the quarter ended June 30, 2026, 106,430 common stock warrants were exercised at a price of $0.35.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2026	1,532,251	$0.0097
Issued	1,032,131	0.0001
Exercised	(2,174,179)	0.0001
Expired	—	—
Pre-funded warrants outstanding at June 30, 2026	390,203	$0.0376

During the quarter ended June 30, 2026, 243,302 prefunded warrants were exercised at a price of $0.0001.

13. SHARE-BASED COMPENSATION

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

At the 2026 Annual Meeting, the Company’s stockholders approved an amendment (the “2026 Plan Amendment”) to the Company’s 2021 Plan, increasing the number of the shares of common stock reserved for issuance under the 2021 Plan to 2,144,622 shares. The Company’s Board of Directors had previously approved the 2026 Plan Amendment, subject to stockholder approval.

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

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table reflects share activity under the share option plans for the six months ended June 30, 2026:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-	Aggregate
		Average	Contractual	Average	Intrinsic
	Number of	Exercise	Term	Fair Value at	Value
	Shares	Price	(Years)	Grant Date	(in thousands)
Options outstanding at January 1, 2026	1,643,122	$5.90	8.95	$3.12
Granted	—	—
Exercised	(5,089)	0.04
Forfeited	(447,923)	6.59
Expired	—	—
Options outstanding at June 30, 2026	1,190,110	$5.67	8.50	$2.74
Options exercisable at June 30, 2026	718,786	$7.52	8.33		$0.40

Stock-based compensation is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$17	$75	$74	$147
General and administration	195	184	393	362
Total	$212	$259	$467	$509

Total compensation cost related to non-vested stock option awards not yet recognized as of June 30, 2026 was $1.0 million and will be recognized on a straight-line basis through the end of the vesting periods in September 2028. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

14. BASIC AND DILUTED LOSS PER SHARE

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

The following potentially dilutive securities were excluded from the computation of earnings per share as of June 30, 2026 and 2025 because their effects would be anti-dilutive:

	June 30,
	2026	2025
Common stock warrants	37,690,548	4,450,324
Assumed conversion of preferred stock	45,443,059	—
Stock options	1,190,110	1,322,176
Total	84,323,717	5,772,500

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

15.  DEFINED CONTRIBUTION PENSION

Until the deconsolidation of SmartKem Limited, the Company operated a defined contribution pension scheme for its UK employees. The assets of the scheme were held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company to the fund. Pension cost is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$14	$37	$34	$58
General and administration	20	18	42	38
Total	$34	$55	$76	$96

16. SEGMENT REPORTING

We manage our business activities on a consolidated basis and operate as a single operating segment: Semiconductor materials. Until the deconsolidation of SmartKem Limited, our revenue was mostly generated from R&D grants and R&D tax credits. The accounting policies of the semiconductor materials are the same as those described in Note 2 – Summary of Significant Accounting Policies.

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

The following table provides the net losses of the Semiconductor materials segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$-	$32	$20	$55
Cost of revenue	-	28	4	29
Gross profit	-	4	16	26
Other operating income	-	279	34	530
Operating expenses
Research and development	703	2,426	1,616	3,923
General and administrative	778	2,360	2,442	4,369
Loss / (gain) on foreign currency transactions	(82)	(131)	(36)	(226)
Total operating expenses	1,399	4,655	4,022	8,066
Loss from operations	(1,399)	(4,372)	(3,972)	(7,510)
Total non-operating (expense) / income	(1,857)	1,973	(18,653)	2,952
Loss before income taxes	(3,256)	(2,399)	(22,625)	(4,558)
Income tax refund	(1)	(1)	(1)	24
Net loss	$(3,257)	$(2,400)	$(22,626)	$(4,534)

17. SUBSEQUENT EVENTS

Series A Convertible Preferred Stock

On July 16, 2026, at an Additional Closing pursuant to the Preferred Stock Purchase Agreement, the Company issued and sold, and certain Buyers purchased, in a private placement: 1,250 shares of the Series A Preferred Stock and 2,688,404 2026 Warrants to purchase shares of Common Stock for aggregate gross proceeds of approximately $1.0 million.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

On July 24, 2026, at an Additional Closing pursuant to the Preferred Stock Purchase Agreement, the Company issued and sold, and certain Buyers purchased, in a private placement: 2,500 shares of the Series A Preferred Stock and 5,377,025 2026 Warrants to purchase shares of Common Stock for aggregate gross proceeds of approximately $2.0 million.

Ferrox Critical Minerals Bridge Loan

On July 27, 2026, the Company funded an additional bridge loan to Ferrox in the original principal amount of $4.5 million, which loan was evidenced by a Convertible Promissory Note issued by Ferrox to the Company. The Convertible Promissory Note shall accrue interest at a rate of 5.0% per annum and will mature on January 31, 2027. Pursuant to the terms of the Note, the Company was paid an originate fee of $0.4 million.

Business Combination with Ferrox Critical Minerals

On August 3, 2026, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), as unanimously approved by the Board, by and among the Company, SMTK Merger Sub Inc., a company incorporated under the laws of the British Virgin Islands and a wholly-owned subsidiary of the Company (“Merger Sub”), and Ferrox.

Upon the terms and subject to the conditions set forth in the Business Combination Agreement, the Company shall acquire Ferrox in an all-stock transaction, for an aggregate purchase price of approximately $125 million (the “Business Combination”).

The completion of the Business Combination is subject to customary closing conditions, including (i) approval of the Business Combination by the Company’s stockholders and Ferrox’s shareholders, (ii) filing and mailing of a definitive proxy statement with the Securities and Exchange Commission (the “SEC”), (iii) the shares of the Company’s common stock to be issued pursuant to the Business Combination Agreement having been approved for listing on The Nasdaq Stock Market LLC (“Nasdaq”), (iv) the filing with the SEC of a registration statement on Form S-4 (the “Registration Statement”), in connection with the registration under the Securities Act of 1933, as amended (“Securities Act”) of the Company’s common shares to be issued in the Business Combination, (v) subject to specified materiality standards, the accuracy of the representations and warranties of the parties thereto (the “Transaction Parties”); and (vi) the performance by the Transaction Parties in all material respects with all obligations required to be performed under the Business Combination Agreement at or prior to the date (the “Closing Date”) of the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”).

In connection with the Business Combination, on or before the Closing, the Company is expected to enter into Lock-Up Agreements, in form and substance reasonably satisfactory to the Company and Ferrox, with each of the executive officers, directors and five percent (5%) stockholders of the post-Closing combined company, each to be effective as of the Closing for 120 days following the Closing. The execution of the Lock-Up Agreements is also a condition to the Transaction Parties’ obligations to consummate the Business Combination. The Business Combination Agreement contains customary representations and warranties of the Transaction Parties. The Business Combination Agreement also contains customary covenants and agreements, including covenants and agreements relating to (i) the conduct of the Company’s business and Ferrox’s business between the date of the signing of the Business Combination Agreement and the Closing, (ii) the efforts of the Transaction Parties to cause the Business Combination to be completed, including obtaining all approvals, consents, registrations, authorizations and other confirmations from any third party necessary, proper or advisable to consummate the transactions contemplated by the Business Combination Agreement, and (iii) covenants by each of the Company and Ferrox not to solicit any Acquisition Proposal (as such term is defined in the Business Combination Agreement) from third parties.

The Business Combination Agreement may be terminated prior to the Closing by: (a) by mutual written consent of each of the Transaction Parties; (b) by either the Company or Ferrox, after the March 31, 2027 (the “End Date”), if the Business Combination has not been consummated (subject to certain conditions); (c) by either the Company or Ferrox if a governmental body has issued a non-appealable final order, decree or ruling or taken any other action, in each case having the effect of permanently restraining, enjoining or otherwise prohibiting the Business Combination; (d) by Ferrox upon the Company’s breach of the Business Combination Agreement which is not timely cured; (e) by the Company upon Ferrox’s breach of the Business Combination Agreement

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

which is not timely cured; (f) by the Company, if there will have occurred any Ferrox Material Adverse Effect (as such term is defined in the Business Combination Agreement) (subject to certain conditions); (g) by Ferrox, if there will have occurred any SMTK Material Adverse Effect (as such term is defined in the Business Combination Agreement) (subject to certain conditions); or (h) subject to certain conditions, by either the Company or Ferrox, if one of them should receive an unsolicited Superior Proposal (as such term is defined in the Business Combination Agreement). If the Business Combination Agreement is terminated by a Transaction Party in connection with such Transaction Party’s receipt of an unsolicited Superior Proposal, the terminating Transaction Party shall, subject to certain conditions, be required to make a Termination Payment to the other Transaction Party in the amount of $3 million.

Equity Line of Credit

Since June 30, 2026, the Company has issued 2,581,090 shares of its Common Stock pursuant to the ELOC Purchase Agreement for gross proceeds of approximately $0.4 million.

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

Company Overview

On June 12, 2026, SmartKem Limited (subsidiary of SmartKem, Inc) entered Creditors' Voluntary Liquidation and was deconsolidated following the appointment of an administrator. As a result, SmartKem Limited's assets, liabilities, operations, and results are no longer included in the Company's consolidated financial statements beginning June 12, 2026.

Upon liquidation and deconsolidation, the development and manufacturing of our custom electronic materials was taken over by SmartKem, Inc. The design and develop our materials continue to take place at our research and development facility in Manchester, UK by a team of people hired from the subsidiary. We operate with an international footprint, providing materials development, prototyping and technical support to customers and collaborators globally. Our advanced TRUFLEX® materials integrate into existing manufacturing processes, supporting efficient, scalable production and high-performance outcomes across a broad range of electronic applications. We combine materials science expertise with practical engineering to deliver tailored solutions for partners seeking to innovate in electronics.

During the first six months of 2026, SmartKem was involved in a number of financing transactions. These included the transfer of our patent portfolio to a third party. The company still owns its process and formulation intellectual property as codified in 40 trade secrets. As previously disclosed, the Company is continuing to conduct a review of its strategy. In particular, it is evaluating its display prototyping activities, its materials formulation activities, and the possibility of adding new materials to its portfolio.

Results of Operations for the three and six months ended June 30, 2026

Three months ended June 30, 2026 compared with three months ended June 30, 2025

Revenue and Cost of revenue

We had no revenue or cost of revenue in the three months ended June 30, 2026, compared to $32 thousand of revenue and $28 thousand of cost of revenue for the same period of 2025. Both revenue and related cost of revenue are a result of sales of OTFT backplanes and TRUFLEX® materials for customer assessment and development purposes.

Other operating income

We had no other operating income for the three months ended June 30, 2026, compared to $279 thousand in the same period of 2025. The primary source of other operating income was related to multiple research grants from Innovate UK and research and development tax credits, both of which were held by SmartKem Limited and are no longer available to the Company.

Operating expenses

Operating expenses were $1.4 million for the three months ended June 30, 2026, compared to $4.7 million for the three months ended June 30, 2025, a decrease of $3.3 million, or 69.9%.

Research and development expenses are incurred for the development and process validation for TRUFLEX® inks to make OTFT circuits and OTFT based display concepts integrating novel display technology, and to provide dielectric solutions for packaging applications. The expenses consist primarily of payroll, technical facilities overheads, and development consumables costs. Research and development expenses were $0.7 million for the three months ended June 30, 2026, compared to $2.4 million for the same period of 2025, a decrease of $1.7 million, or 71.0%. This decrease primarily resulted from the termination of the CPI agreement as of December 2025 and less legal costs due to the transfer of the intellectual property and patents and the deconsolidation of SmartKem Limited in June 2026. The research and development expenses represent 50.3% and 52.1% of the total operating expenses for the three months ended June 30, 2026 and 2025, respectively.

General and administrative expenses consist primarily of payroll and professional services such as investor relations, accounting and legal services. General and administrative expenses were $0.8 million for the three months ended June 30, 2026, compared to $2.4 million for the same period of 2025, a decrease of $1.6 million, or 67.0%. These expenses represent 55.6% and 50.7% of our total operating expenses for the three months ended June 30, 2026 and 2025, respectively. This decrease primarily resulted from a decrease in professional service fees principally related to corporate consulting agreements, the Delaware franchise taxes and travel related expenses.

Non-Operating income/(expense)

Non-operating expense was $1.9 million for the three months ended June 30, 2026, compared to non-operating income of $2.0 million for the same period in 2025, for an increase in non-operating expense of $3.8 million. We recorded a loss of $45.6 million for the write-off of bad debts and a gain of $43.3 million for the investment of SmartKem Limited due to the deconsolidation of the subsidiary. A decrease of $1.5 million is primarily due to a loss on foreign currency related to the revaluation of the intercompany loans and related interest. The change in the foreign exchange spot rate of 1.3204 as of June 30, 2026 compared to 1.3724 as of June 30, 2025 resulted in a foreign exchange gain. The offset of this loss is recorded in other comprehensive income.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

Revenue and Cost of revenue

We had $20 thousand of revenue and $4 thousand of cost of revenue in the six months ended June 30, 2026, compared to $55 thousand of revenue and $29 thousand of cost of revenue for the same period of 2025. Both revenue and related cost of revenue are a result of sales of OTFT backplanes and TRUFLEX® materials for customer assessment and development purposes.

Other operating income

We had $34 thousand of other operating income for the six months ended June 30, 2026, compared to $530 thousand in the same period of 2025. The primary source of other operating income is related to multiple research grants from Innovate UK and research and development tax credits, both of which were held by SmartKem Limited and are no longer available to the Company.

Operating expenses

Operating expenses were $4.0 million for the six months ended June 30, 2026, compared to $8.1 million for the six months ended June 30, 2025, a decrease of $4.1 million, or 50.1%.

Research and development expenses are incurred for the development and process validation for TRUFLEX® inks to make OTFT circuits and OTFT based display concepts integrating novel display technology, and to provide dielectric solutions for packaging applications. The expenses consist primarily of payroll, technical facilities overheads, and development consumables costs. Research and development expenses were $1.6 million for the six months ended June 30, 2026, compared to $3.9 million for the same period of 2025, a decrease of $2.3 million, or 58.8%. This decrease primarily resulted from the termination of the CPI agreement as of December 2025 and less legal costs due to the transfer of the intellectual property and patents and the deconsolidation of SmartKem Limited in June 2026. The research and development expenses represent 40.2% and 48.6% of the total operating expenses for the six months ended June 30, 2026 and 2025, respectively.

General and administrative expenses consist primarily of payroll and professional services such as investor relations, accounting and legal services. General and administrative expenses were $2.4 million for the six months ended June 30, 2026, compared to $4.4 million for the same period of 2025, a decrease of $2.0 million, or 44.1%. These expenses represent 60.7% and 54.2% of our total operating expenses for the six months ended June 30, 2026 and 2025, respectively. This decrease primarily resulted from a decrease in professional service fees principally related to corporate consulting agreements, the Delaware franchise taxes and travel related expenses.

Non-Operating income/(expense)

Non-operating expense was $18.7 million for the six months ended June 30, 2026, compared to non-operating income of $3.0 million for the same period in 2025, for an increase in non-operating expense of $21.6 million. The company recorded a loss of $45.6 million for the write-off of bad debts and a gain of $43.3 million for the investment of SmartKem Limited due to the deconsolidation of the subsidiary. A decrease of $3.3 million is primarily due to a loss on foreign currency related to the revaluation of the intercompany loans and related interest. The change in the foreign exchange spot rate of 1.3204 as of June 30, 2026 compared to 1.3724 as of June 30, 2025 resulted in a foreign exchange loss. The offset of this loss is recorded in other comprehensive income. We recorded costs of $11.9 million related to the execution of an equity line of credit (ELOC). In addition, we recorded a loss of $3.8 million related to the extinguishment of debt.

Liquidity and Capital Resources

As of June 30, 2026, our cash and cash equivalents were $3.7 million compared with $0.4 million as of December 31, 2025. We believe our cash balance at June 30, 2026 will not be sufficient to fund our operating expenses for the 12 months from the issuance of these financial statements and that we will require additional capital funding to continue our operations and research development activity. In the event that we are unable to raise additional capital in the near term, we may have to curtail our operations or seek protection under applicable bankruptcy or insolvency laws.

Our expected cash payments over the next twelve months include $0.7 million to satisfy accounts payable and accrued expenses.

Beyond our near term need for capital, our future viability is dependent on our ability to raise additional capital to fund our operations. We will need to obtain additional funds to satisfy our operational needs and to fund our sales and marketing efforts, research and development expenditures, and business development activities. Until such time, if ever, as we can generate sufficient cash through revenue, management’s plans are to finance our working capital requirements through a combination of equity offerings, including the issuance of Common Stock pursuant to the ELOC Purchase Agreement (as discussed in Note 8), debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution. If we borrow money, the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations. If we enter into a collaboration, strategic alliance or other similar arrangement, we may be forced to give up valuable rights. There can be no assurance however that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services.

Cash Flow

Net cash used in operating activities was $3.4 million for the six months ended June 30, 2026, compared to $6.1 million for the six months ended June 30, 2025, a decrease of $2.7 million. The change resulted primarily from a decrease in accounts payable.

Net cash used in investing activities were $7.4 million for the six months ended June 30, 2026, compared to no cash flow investing activities during the same period in 2025. The increase of $6.5 million is related to payment for a bridge loan to Ferrox Critical Minerals. The remaining $0.9 million was related to the deconsolidation of a subsidiary.

Net cash received from financing activities was $13.2 million the six months ended June 30, 2026, compared to no cash flow financing activities during the same period in 2025. We received net proceeds of $14.7 million from various financing activities related to the sale of the Company’s common stock, preferred stock and warrants. We used $1.1 million to pay-off notes payable and $0.3 million for the settlement to release claims related to the notes.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under purchase commitments in the normal course of business for research and development facilities and services, communications infrastructure, and administrative services. We expect to fund these commitments from our cash balances and working capital.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 because of the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation of the financial statements for the first and second quarters of 2026 a material weakness in the Company’s internal control over financial reporting was identified relating to the complex financial reporting and accounting associated with the Company’s Equity Line of Credit and the deconsolidation of our subsidiary, both non-cash items. None of the Company’s filed financial statements are impacted. The June 30, 2026 financial statements contained in this Form 10-Q reflect the appropriate accounting for this transaction and no prior financial statements were impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2026 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Share Exchange Agreement, dated as of February 23, 2021, among the Registrant, SmartKem Limited and the shareholders of SmartKem Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

2.2	Business Combination Agreement, dated August 3, 2026 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 3, 2026)

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2025)

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on February 24, 2021)

3.3

Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2026)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 3, 2025)

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 30, 2026)

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 6, 2026)

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K filed on April 22, 2026)

4.5	Convertible Promissory Note, dated April 23, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2026)

4.6	Convertible Promissory Note, dated June 22, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 26, 2026)

4.7	Convertible Promissory Note, dated July 27, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 27, 2026)

10.1#

Amendment No. 1 to Employment Agreement, dated September 3, 2025, by and between SmartKem, Inc. and Ian Jenks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2025)

10.2	Amendment Agreement, dated October 13, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2025)

10.3	Securities Purchase Agreement, dated January 30, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2026)

10.4	Debt Conversion Agreement, dated February 5, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2026)

10.5	Securities Purchase Agreement, dated March 20, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2026)

10.6	Securities Purchase Agreement, dated March 30, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2026)

10.7	Registration Rights Agreement, dated March 30, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2026)

10.8	Common Stock Purchase Agreement, dated March 27, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2026)

10.9	Registration Rights Agreement, dated March 27, 2026 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 31, 2026)

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: August 14, 2026

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ Barbra C. Keck
Name:	Barbra C. Keck
Title:	Chief Financial Officer
(Principal Financial Officer)