Form 10-Q
period 2026-09-30
SmartKem, Inc.
filed 2026-11-13
CIK 1817760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 11, 2026, there were 4,859,369 shares of the registrant’s common stock outstanding.

Item 1. Financial Statements

SMARTKEM, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except number of shares and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$4,251	$374
Accounts receivable	—	3
Research and development tax credit receivable	—	549
Prepaid expenses and other current assets	638	575
Total current assets	4,889	1,501
Property, plant and equipment, net	—	180
Right-of-use assets, net	—	607
Notes receivable	8,476	—
Total assets	$13,365	$2,288

Liabilities and stockholders’ (deficit) / equity
Current liabilities
Accounts payable and accrued expenses	$556	$4,603
Lease liabilities, current	—	271
Notes payable, net	—	928
Deferred revenue	—	108
Total current liabilities	556	5,910
Lease liabilities, non-current	—	312
Total liabilities	556	6,222

Contingencies (Note 11)	—	—

Stockholders’ equity / (deficit):
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, 29,431.5 and 0 shares issued and outstanding, at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized, 1,297,548 and 136,787 shares issued and outstanding, at September 30, 2026 and December 31, 2025, respectively *	—	—
Additional paid-in capital	162,083	124,773
Accumulated other comprehensive loss	—	(3,578)
Accumulated deficit	(149,274)	(125,129)
Total stockholders' equity / (deficit)	12,809	(3,934)
Total liabilities and stockholders’ equity / (deficit)	$13,365	$2,288

* reflects a one-for-fifty (1:50) reverse stock split effected on August 20, 2026

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except number of shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$4	$81	$24	$136
Cost of revenue	1	5	5	34
Gross profit	3	76	19	102

Other operating income	—	181	34	711

Operating expenses
Research and development	181	2,056	1,797	5,979
General and administrative	1,737	1,331	4,179	5,700
(Gain) / loss on foreign currency transactions	7	59	(29)	(167)
Total operating expenses	1,925	3,446	5,947	11,512

Loss from operations	(1,922)	(3,189)	(5,894)	(10,699)

Non-operating (expense) / income
Gain / (loss) on foreign currency transactions	—	(732)	(373)	2,207
Loss on the write-off of bad debts	—	—	(45,648)	—
Gain on deconsolidation of investment of subsidiary	—	—	43,308	—
Change in fair value of derivative liabilities	—	—	(3,391)	—
Change in fair value of convertible note receivables	3	—	(284)	—
Expense for commitment shares issued upon signing the equity line of credit (ELOC)	—	—	(11,874)	—
Origination fees	400	—	800	—
Loss on settlement of debt	—	—	(371)	—
Transaction costs related to debt financing	—	—	(131)	—
Interest, net	—	1	(286)	14
Total non-operating (expense) / income	403	(731)	(18,250)	2,221

Loss before income taxes	(1,519)	(3,920)	(24,144)	(8,478)
Income tax (expense) / refund	—	—	(1)	24
Net loss	$(1,519)	$(3,920)	$(24,145)	$(8,454)

Common share data:
Basic and diluted net loss per common share *	$(1.94)	$(22.31)	$(46.88)	$(53.90)
Weighted average shares outstanding - basic and diluted *	781,885	175,659	515,080	156,847

Net loss	$(1,519)	$(3,920)	$(24,145)	$(8,454)
Other comprehensive loss:
Foreign currency translation	—	800	3,578	(2,269)
Total comprehensive loss	$(1,519)	$(3,120)	$(20,567)	$(10,723)

* reflects a one-for-fifty (1:50) reverse stock split effected on August 20, 2026

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Stockholders’ Equity / (Deficit)

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common stock		Additional	Accumulated other		Total
	$0.0001 par value		$0.0001 par value *		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital *	income / (loss)	deficit	equity / (deficit)
Balance at January 1, 2026	—	$—	136,787	$—	$124,773	$(3,578)	$(125,129)	$(3,934)
Stock-based compensation expense	—	—	—	—	255	—	—	255
Exercise of stock options into common stock	—	—	102	—	—	—	—	—
Cashless exercise of warrants into common stock	—	—	38,613	—	—	—	—	—
Common stock issued for settlement of debt	—	—	7,703	—	342	—	—	342
Issuance of common stock and warrants, net of issuance costs	—	—	13,543	—	555	—	—	555
Issuance of common stock, net of issuance costs	—	—	227,307	—	2,465	—	—	2,465
Issuance of Series A Preferred Stock and warrants, net of issuance costs	5,786.5	—	—	—	4,446	—	—	4,446
Exchange of note payables for Series A Preferred Stock	5,625.0	—	—	—	7,862	—	—	7,862
Issuance of Series A Preferred Stock for equity line of credit (ELOC)	10,000.0	—	—	—	11,874	—	—	11,874
Foreign currency translation adjustment	—	—	—	—	—	910	—	910
Net loss	—	—	—	—	—	—	(19,369)	(19,369)
Balance at March 31, 2026	21,411.5	$—	424,055	$—	$152,572	$(2,668)	$(144,498)	$5,406
Stock-based compensation expense	—	—	—	—	212	—	—	212
Fair value of warrants issued related to broker fees	—	—	—	—	3	—	—	3
Issuance of Series A Preferred Stock and warrants, net of issuance costs	5,000.0	—	—	—	3,041	—	—	3,041
Exercise of warrants into common stock	—	—	6,997	—	37	—	—	37
Issuance of common stock pursuant to equity line of credit (ELOC)	—	—	82,600	—	1,571	—	—	1,571
Foreign currency translation adjustment	—	—	—	—	—	2,668	—	2,668
Net loss	—	—	—	—	—	—	(3,257)	(3,257)
Balance at June 30, 2026	26,411.5	$—	513,652	$—	$157,436	$—	$(147,755)	$9,681
Stock-based compensation expense	—	—	—	—	173	—	—	173
Issuance of Series A Preferred Stock and warrants, net of issuance costs	3,750.0	—	—	—	2,942	—	—	2,942
Issuance of common stock pursuant to equity line of credit (ELOC), net of issuance costs	—	—	475,735	—	1,532	—	—	1,532
Preferred stock conversions to common stock	(730.0)	—	268,102	—	—	—	—	—
Shares issued in lieu of fraction shares related to reverse stock split	—	—	40,059	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,519)	(1,519)
Balance at September 30, 2026	29,431.5	$—	1,297,548	$—	$162,083	$—	$(149,274)	$12,809

* reflects a one-for-fifty (1:50) reverse stock split effected on August 20, 2026

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Stockholders’ Equity / (Deficit)

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common stock		Additional	Accumulated other		Total
	$0.0001 par value		$0.0001 par value *		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital *	income / (loss)	deficit	equity
Balance at January 1, 2025	856	$—	71,805	$—	$122,316	$(1,105)	$(114,620)	$6,591
Stock-based compensation expense	—	—	—	—	250	—	—	250
Issuance of common stock to vendor	—	—	600	—	85	—	—	85
Foreign currency translation adjustment	—	—	—	—	—	(1,005)	—	(1,005)
Net loss	—	—	—	—	—	—	(2,134)	(2,134)
Balance at March 31, 2025	856	$—	72,405	$—	$122,651	$(2,110)	$(116,754)	$3,787
Stock-based compensation expense	—	—	—	—	260	—	—	260
Issuance of common stock to vendor	—	—	2,600	—	290	—	—	290
Conversion of Preferred stock into common stock	(856)	—	13,816	—	—	—	—	—
Exercise of warrants into common stock	—	—	4	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(2,064)	—	(2,064)
Net loss	—	—	—	—	—	—	(2,400)	(2,400)
Balance at June 30, 2025	—	$—	88,825	$—	$123,201	$(4,174)	$(119,154)	$(127)
Stock-based compensation expense	—	—	—	—	261	—	—	261
Issuance of common stock to vendor	—	—	600	—	34	—	—	34
Exercise of warrants into common stock	—	—	22,682	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	800	—	800
Net loss	—	—	—	—	—	—	(3,920)	(3,920)
Balance at September 30, 2025	—	$—	112,107	$—	$123,496	$(3,374)	$(123,074)	$(2,952)

* reflects a one-for-fifty (1:50) reverse stock split effected on August 20, 2026

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SMARTKEM, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities:
Net loss	$(24,145)	$(8,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	65	171
Stock-based compensation expense	640	769
Issuance of common stock to vendor	—	409
Right-of-use asset amortization	123	182
Loss / (gain) on foreign currency transactions	343	(2,374)
Gain on deconsolidation of investment of subsidiary	(43,308)	—
Loss on write-off of bad debts	45,648	—
Expense for commitment shares issued upon signing the equity line of credit (ELOC)	11,874	—
Change in fair value of derivative liabilities	3,391	—
Change in fair value of convertible notes receivable	284	—
Origination fees related to notes receivable	(800)	—
Debt discount amortization	283	—
Loss on the extinguishment of debt	371	—
Transactions costs allocable to notes payable and equity line of credit (ELOC)	131	—
Change in operating assets and liabilities:
Research and development tax credit receivable	—	148
Prepaid expenses and other assets	(342)	(186)
Accounts payable and accrued expenses	(346)	2,984
Lease liabilities	(57)	(145)
Other current liabilities	—	175
Net cash used in operating activities	(5,845)	(6,321)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(105)
Payment for convertible notes receivable	(10,600)	—
Repayment of convertible notes receivable	2,640
Deconsolidation of subsidiary	(852)	—
Net cash used by investing activities	(8,812)	(105)

Cash flow from financing activities:
Gross proceeds received related to Common Stock and Warrants Purchase Agreement	681	—
Payments for financing expense related to Common Stock and Warrants Purchase Agreement	(127)	—
Payment for legal expenses related to extinguishment of debt	(10)	—
Gross proceeds received related to notes payable	2,625	—
Payment for legal expense related to notes payable	(50)	—
Principal payment for the settlement of notes payable	(1,100)	—
Payment for a release of claims related to notes payable	(300)	—
Gross proceeds received related to Common Stock Purchase Agreement	2,617	—
Payment for financing expense related to Common Stock Purchase Agreement	(189)	—
Gross proceeds received related to Preferred Stock and Warrants Purchase Agreement	11,630	—
Payment for financing expense related to Preferred Stock and Warrants Purchase Agreement	(1,161)	—
Proceeds received related to equity line of credit (ELOC)	3,165	—
Payment for financing expense related to equity line of credit (ELOC)	(80)	—
Principal payment on the financing of the director and officer insurance policy	(112)	—
Proceeds received for exercise of common stock warrants	37	—
Net cash provided by financing activities	17,626	—

Effect of exchange rate changes on cash	908	166

Net change in cash	3,877	(6,260)

Cash, beginning of period	374	7,141
Cash, end of period	$4,251	$881

Supplemental disclosure of cash and non-cash investing and financing activities
Right-of-use asset and lease liability additions	—	706
Initial classification of fair value of derivative liability	1,460	—
Debt discount related to notes payable	1,125	—
Conversion of debt to preferred stock and warrants	7,862	—
Financing of directors' and officers' liability insurance with debt	112	—

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

1.	GENERAL

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

Business

We develop and manufacture custom electronic materials designed to enable the next generation of electronics. Our TRUFLEX® materials integrate into existing manufacturing processes, supporting efficient, scalable production and high-performance outcomes across a broad range of applications. We combine materials science expertise with practical engineering to deliver tailored solutions for partners seeking to innovate in electronics.

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

Upon liquidation and deconsolidation, the development and manufacturing of our custom electronic materials was taken over by SmartKem, Inc. The design and development of our materials continue to take place at our research and development facility in Manchester, UK by personnel formerly employed by SmartKem Limited. We operate with an international footprint, providing materials development, prototyping and technical support to customers and collaborators globally. Our advanced TRUFLEX® materials integrate into existing manufacturing processes, supporting efficient, scalable production and high-performance outcomes across a broad range of electronic applications. We combine materials science expertise with practical engineering to deliver tailored solutions for partners seeking to innovate in electronics.

SmartKem, Inc. is referred to herein as “SmartKem”, “we”, “us”, “our”, or the “Company”, as the context requires and unless otherwise noted.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Business Combination Agreement

On August 3, 2026, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with SMTK Merger Sub Inc., a British Virgin Islands company and wholly owned subsidiary of the Company (“Merger Sub”), and Ferrox Critical Minerals Ltd., a British Virgin Islands company (“Ferrox”). The Business Combination Agreement was approved by the Company’s Board of Directors. Pursuant to the Business Combination Agreement, Merger Sub will merge with and into Ferrox, with Ferrox continuing as the surviving company and becoming a wholly owned subsidiary of the Company (the “Transaction”).

At the effective time of the Transaction, each outstanding ordinary share of Ferrox, other than shares held by holders who properly exercise dissenters’ rights under British Virgin Islands law, will be converted into the right to receive shares of the Company’s common stock based on the exchange ratio specified in the Business Combination Agreement. The aggregate number of shares of the Company’s common stock to be issued as consideration will equal (i) $125.0 million, less the outstanding principal, accrued and unpaid interest and other obligations under the convertible promissory notes issued by Ferrox and held by the Company as of the closing date, unless previously converted, divided by (ii) the volume-weighted average price of the Company’s common stock for the 30 trading days ending on the first trading day immediately preceding the closing date. The Company’s convertible promissory notes receivable issued by Ferrox and held by the Company are described in Note 7.

Completion of the Transaction is subject to customary closing conditions, including: (i) approval of the Transaction by the Company’s stockholders and Ferrox’s shareholders; (ii) the effectiveness of the registration statement on Form S-4 to be filed with the Securities and Exchange Commission (the “SEC”), the absence of any stop order suspending its effectiveness and the resolution of any related SEC proceedings; (iii) approval for listing on The Nasdaq Stock Market LLC of the shares of the Company’s common stock to be issued in the Transaction; (iv) receipt of required regulatory approvals; (v) execution of applicable lock-up agreements; (vi) receipt by the Company’s Board of Directors of a fairness opinion; (vii) subject to specified materiality standards, the accuracy of the parties’ representations and warranties; (viii) the performance by the parties in all material respects of their respective obligations under the Business Combination Agreement; and (ix) the absence of a material adverse effect with respect to either party. The Company’s obligation to complete the Transaction is also subject to the timely delivery of Ferrox’s audited financial statements that are materially consistent with the corresponding unaudited financial statements previously provided to the Company.

In connection with the Transaction, the executive officers, directors and five-percent stockholders of the post-closing combined company will be required to enter into lock-up agreements restricting the transfer of their shares of the Company’s common stock for 120 days following the closing, subject to customary exceptions. The Business Combination Agreement also contains customary representations, warranties and covenants, including covenants regarding the conduct of each party’s business between signing and closing, the parties’ efforts to complete the Transaction and restrictions on the solicitation or facilitation of competing acquisition proposals.

The Business Combination Agreement may be terminated before closing under specified circumstances, including by mutual written consent of the Company and Ferrox; by either party if the Transaction has not been completed by March 31, 2027, subject to specified limitations and extensions; upon certain uncured breaches or material adverse effects; or if a final, nonappealable governmental order permanently prohibits the Transaction. The Business Combination Agreement also provides for a $3.0 million termination payment payable by the Company or Ferrox in specified circumstances, including certain terminations following an adverse recommendation change or certain subsequent acquisition transactions.

The Transaction is subject to approval by the Company’s stockholders, and the Company intends to seek such approval at a special meeting of stockholders to be held on a date to be determined.

The Transaction is subject to substantial risks and uncertainties, including the possibility that the conditions to closing may not be satisfied and that the Transaction may not be completed on the anticipated terms or timeline, or at all. For additional information regarding the risks associated with the Transaction, see Part II, Item 1A,“Risk Factors, Risks Related to the Business Combination,” of this Quarterly Report on Form 10-Q.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

The foregoing description of the Business Combination Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the full text of the Business Combination Agreement, which is incorporated by reference as Exhibit 2.2 to this Quarterly Report on Form 10-Q.

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

Going Concern

The Company has incurred continuing losses including net losses of $24.1 million for the nine months ended September 30, 2026. The Company’s cash as of September 30, 2026 was $4.3 million with net cash used in operating activities of $5.8 million for the nine months ended September 30, 2026. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding and further development of our technology and products.

The Company expects that its cash and cash equivalents of $4.3 million as of September 30, 2026 will not be sufficient to fund its operating expenses for the 12 months from the issuance of these financial statements. In the event that the Company is unable to raise additional capital in the near term, it may have to curtail its operations or seek protection under applicable bankruptcy or insolvency laws.

The Company’s future viability will continue to be dependent on its ability to raise additional capital to fund its operations. The Company will need to obtain additional funds to satisfy its operational needs. Until such time, if ever, as the Company can generate sufficient cash through revenue, management’s plans are to finance the Company’s working capital requirements through a combination of equity offerings, including the issuance of Common Stock pursuant to the ELOC Purchase Agreement (as defined in Note 12), debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If the Company raises additional funds by issuing equity securities, the Company’s existing security holders will likely experience dilution. If the Company borrows money, the incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that could restrict its operations. If the Company enters into a collaboration, strategic alliance or other similar arrangement, it may be forced to give up valuable rights. There can be no assurance, however, that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company’s products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows for operations, then the Company will need to raise additional funding.

There is substantial doubt that the Company will be able to pay its obligations as they fall due, and this substantial doubt is not alleviated by management plans. The condensed consolidated financial statements as of September 30, 2026 have been prepared assuming that the Company will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), which was filed with the SEC on April 8, 2026 and may also be found on the Company’s website (www.smartkem.com). In these notes to the interim condensed consolidated financial statements the terms “us,” “we” or “our” refer to the Company and its consolidated subsidiaries.

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

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2026 and 2025; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

Reverse Stock Split

All share numbers and per share amounts presented in these financial statements, including these footnotes reflect a one-for-fifty (1:50) reverse stock split effected on August 20, 2026.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Other than the policies listed below, there have been no material changes to the Company’s significant accounting policies as set forth in Note 3 Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report.

Management’s Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to the valuation of common stock, fair value of stock options, fair value of derivative liabilities and fair value of notes receivable. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the period ended September 30, 2026. The carrying value of the Company’s cash and accounts payable approximate fair value because of the short-term maturity of these financial instruments.

The fair value of the notes receivable is determined using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Because the notes are not traded in active markets and their fair value depends on significant unobservable inputs, primarily the discount rate and expected volatility, the notes receivable are classified as Level 3 assets within the fair value hierarchy established by ASC 820.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Direct and incremental legal and accounting costs associated with the Company’s issuance of common stock, preferred stock and warrants are deferred and classified as a component of other assets on the consolidated balance sheet until completion of the issuance. Upon completion of the issuance, deferred offering costs are reclassified from other assets to equity in additional paid-in capital and recorded against the net proceeds received in the issuance. For the period ended September 30, 2026, we recorded $539 thousand of offering costs of which $489 thousand were recorded in additional paid-in capital and $50 thousand were recorded as non-operating expenses.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment: Semiconductor materials.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The amendments in this pronouncement will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on its consolidated financial statements and related disclosures.

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

3. DECONSOLIDATION OF SUBSIDIARY

On June 12, 2026, SmartKem Limited, a corporation organized under English law and the Company’s wholly owned subsidiary, was placed into creditors’ voluntary liquidation. SmartKem Limited is under the control of an administrator which oversees the liquidation process. The Company assessed the inherent uncertainties associated with the outcome of the creditors’ voluntary liquidation process and the anticipated duration thereof and concluded that it was appropriate to deconsolidate SmartKem Limited effective on the date the administrator was appointed.

SmartKem Limited developed and manufactured custom electronic materials designed to enable the next generation of electronics. The advanced TRUFLEX® materials integrated into existing manufacturing processes, supporting efficient, scalable production and high-performance outcomes across a broad range of electronic applications. It combined materials science expertise with practical engineering to deliver tailored solutions for partners seeking to innovate in electronics.

All development and manufacturing activities have been transferred to SmartKem, Inc and continue to be done in the Manchester, UK facility by a team of employees hired from SmartKem Limited.

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

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Net liabilities of SmartKem Limited exclude $45.6 million of net intercompany trade and notes payables to SmartKem, Inc. as of June 12, 2026. Upon deconsolidation, these intercompany balances were reestablished as third-party balances by SmartKem, Inc. and management assessed their collectability. Based on the facts and circumstances existing at June 12, 2026, management determined the receivables due from SmartKem Limited were not collectible and recorded a bad debt expense of approximately $45.6 million, which is included in non-operating expense for the nine months ended September 30, 2026.

The Company recognized a gain on deconsolidation of investment of SmartKem Limited of approximately $43.3 million, which is included in non-operating expense for the nine months ended September 30, 2026. The gain included approximately $0.1 million of cumulative foreign currency translation losses reclassified from accumulated other comprehensive income. The Company did not receive any consideration in the deconsolidation and retained no ownership interest in SmartKem Limited following the deconsolidation.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Advances and retainers	$277	$54
Payroll Deposits	139	—
Prepaid insurance	92	152
Tax receivable	85	117
Prepaid software licenses	24	52
Research grant receivable	—	88
Prepaid facility costs	—	68
Other receivable and other prepaid expenses	21	44
Total prepaid expenses and other current assets	$638	$575

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Plant and equipment	$—	$1,786
Furniture and fixtures	—	114
Computer hardware and software	—	106
	—	2,006
Less: Accumulated depreciation	—	(1,826)
Property, plant and equipment, net	$—	$180

Depreciation expense was $65.3 thousand and $170.6 thousand for the nine months ended September 30, 2026 and 2025, respectively and is classified as research and development expense.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

6.    LEASES

The Company’s former subsidiary, SmartKem Limited had operating leases consisting of office space, lab space and equipment with remaining lease terms of 1 to 3 years. As of June 12, 2026, all lease agreements are under the management and control of the administrator.

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$—	$83	$148	$224
Short-term lease cost	—	13	141	25
Total lease cost	$—	$96	$289	$249

The total lease cost is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development	$—	$95	$287	$243
General and administrative	—	1	2	6
Total lease cost	$—	$96	$289	$249

As a result of the deconsolidation of SmartKem Limited, the Company does not have any Right of use lease assets or lease liabilities as of September 30, 2026. Right of use lease assets and lease liabilities for the Company’s operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Assets
Right of use assets - Operating Leases	$—	$607
Total lease assets	$—	$607

Liabilities
Current liabilities:
Lease liability, current - Operating Leases	$—	$271
Noncurrent liabilities:
Lease liability, non-current - Operating Leases	—	312
Total lease liabilities	$—	$583

7. NOTES RECEIVABLE

During the nine months ended September 30, 2026, the Company entered into a series of convertible promissory note agreements with Ferrox Critical Minerals Ltd. ("Ferrox"). As of September 30, 2026, the aggregate principal balance of the notes was approximately $8.8 million. The notes bear interest at the contractual rates specified in the respective agreements and can be converted, all or in part into ordinary shares of Ferrox at any time. The Company elected the fair value option under ASC 825, Financial Instruments, for the Ferrox notes receivable upon initial recognition.

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

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

As of September 30, 2026, the fair value of the Ferrox notes receivable was $8.5 million, compared with unpaid principal and accrued interest of $8.9 million. The change in fair value attributable to changes in Ferrox’s credit risk was a decrease of approximately $0.1 million for the three and nine months ended September 30, 2026.

Because the notes receivable are carried at fair value pursuant to ASC 825, the Company does not recognize an allowance for expected credit losses under ASC 326 for these instruments.

Ferrox is a pre-revenue company developing the Tivani titanium, iron and vanadium project in South Africa, with total assets of $41.2 million at June 30, 2026. It has been financed by equity, loans from its shareholders and other related parties and, since March 2026, principally by the Company’s notes. The Company is not obligated to provide additional financing to Ferrox.

On April 23, 2026, the Company funded a bridge loan to Ferrox Critical Minerals (“Ferrox”), in the original principal amount of $2.3 million, which loan was evidenced by a Convertible Promissory Note issued by Ferrox to the Company. The Convertible Promissory Note shall accrue interest at a rate of 5.0% per annum and will mature on October 30, 2026. The Convertible Promissory Note is convertible at the option of the company into ordinary shares of Ferrox at a valuation equal to the lower of the then- fair market value of Ferrox or $80 million. Pursuant to the terms of the Convertible Promissory Note, the Company was paid an origination fee of $0.2 million. On August 27, 2026, Ferrox made a payment of $2.3 million to fully satisfy the principal and accrued interest to date.

On June 9, 2026, the Company entered into a Note Purchase and Assignment Agreement with SRX Global, Inc., a Delaware corporation, pursuant to which the company purchased a Convertible Promissory Note issued by Ferrox, dated March 12, 2026, in the original principal amount of $1.5 million. The Convertible Promissory Note shall accrue interest at a rate of 10% per annum and will mature on October 30, 2026. The Convertible Promissory Note is convertible at the option of the company into ordinary shares of Ferrox at a valuation equal to the lower of the then- fair market value of Ferrox or $80 million. On September 10, 2026, Ferrox made a partial principal payment of $0.3 million.

On June 22, 2026, the Company funded an additional bridge loan to Ferrox in the original principal amount of $2.7 million, which loan was evidenced by an additional Convertible Promissory Note issued by Ferrox to the Company. The Convertible Promissory Note shall accrue interest at a rate of 5.0% per annum and will mature on December 31, 2026. The Convertible Promissory Note is convertible at the option of the company into ordinary shares of Ferrox at a valuation equal to the lower of the then- fair market value of Ferrox or $80 million. Pursuant to the terms of the Note, the Company was paid an origination fee of $0.2 million.

On July 27, 2026, the Company funded an additional bridge loan to Ferrox in the original principal amount of $4.9 million, which loan was evidenced by an additional Convertible Promissory Note issued by Ferrox to the Company. The Convertible Promissory Note shall accrue interest at a rate of 5.0% per annum and will mature on January 31, 2027. The Convertible Promissory Note is convertible at the option of the company into ordinary shares of Ferrox at a valuation equal to the lower of the then- fair market value of Ferrox or $80 million. Pursuant to the terms of the Note, the Company was paid an origination fee of $0.4 million.

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

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

On October 30, 2026, the Company and Ferrox amended the notes to extend the maturity date of each note to June 30, 2027. See Note 17.

8.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Accounts payable - trade	$481	$4,435
Payroll liabilities	23	39
Accrued expenses	52	129
Total accounts payable and accrued expenses	$556	$4,603

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

9. NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2026			December 31, 2025
(in thousands)	Gross	Discount	Net	Gross	Discount	Net
Notes Payable, Current	$—	$—	$—	$1,100	$(172)	$928

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

In addition, pursuant to the Settlement Agreements, the Company agreed to assign, transfer, and convey to SmartKem IP LLC, a Delaware limited liability company, certain of the Company's right, title, and interest in and to certain patents and patent applications, together with all continuations, continuations-in-part, divisionals,

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

reissues, reexaminations, extensions, foreign counterparts, and all rights to sue for past, present, and future infringement thereof. In furtherance thereof, the Company and its subsidiary, SmartKem Limited, a corporation organized under English law (the "Assignor"), entered into an Intellectual Property Assignment Agreement (the "IP Assignment Agreement") with Smartkem IP LLC (the "Assignee"), pursuant to which the Assignor irrevocably conveyed, transferred, and assigned to the Assignee certain of the Assignor's right, title, and interest in and to certain patents, patent applications, and related intellectual property rights, together with all royalties, fees, income, and proceeds related thereto, and all claims and causes of action with respect thereto. The Company also agreed to maintain the employment of a designated patent liaison for a period of six (6) months following the effective date of the Settlement Agreements to provide the Holders with information, assistance, and support relating to the Assigned IP.

The Settlement Agreements contain mutual releases pursuant to which the Holders released the Company and its affiliates, and the Company released the Holders and their affiliates, from any and all claims arising under the Prior Notes and the Prior Purchase Agreement, other than with respect to the obligations set forth in the Settlement Agreements.

10. FAIR VALUE MEASUREMENTS:

The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value for the period ended September 30, 2026:

(in thousands)	Derivative Liability
Balance at January 1,2026	$—
Fair value of the derivative liabilities	(1,460)
Total change in the liability included in earnings	(3,391)
Reclass from liability to equity	4,851
Balance at September 30, 2026	$—

The $4.9 million related to the fair value of the derivative is included in the exchange of the notes payable for Series A Preferred Stock.

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

The fair value of the derivative liability and common stock warrants was determined by using an option pricing model assuming the following:

	July 24	July 16	June 22	May 13	March 30	March 18
	2026	2026	2026	2026	2026	2026
Expected term (years)	3.00	3.00	2.99	2.50	3.00	0.50
Risk-free interest rate	4.27%	4.11%	4.16%	3.99%	3.78%	3.67%
Expected volatility	50.0%	50.0%	50.0%	50.0%	50.0%	50.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The fair value of the preferred stock was determined by using an option pricing model assuming the following:

	July 24	July 16	June 22	March 30
	2026	2026	2026	2026
Expected term (years)	10.00	10.00	10.00	10.00
Risk-free interest rate	4.58%	4.47%	4.41%	4.26%
Expected volatility	50.0%	50.0%	50.0%	50.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

The fair value of the equity line of credit (ELOC) was determined by using an option pricing model assuming the following:

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

The table below presents activity within Level 3 of the fair value hierarchy, our notes receivable carried at fair value for the period ended September 30, 2026:

Convertible Notes
(in thousands)	Receivable
Balance at June 30, 2026	$6,213
Initial recognition of notes receivable	4,900
Less: payments received	(2,640)
Change in fair value recognized in earnings	3
Balance at September 30, 2026	$8,476

The fair value of the notes receivable was determined by using a debt plus call methodology assuming the following:

	March Note	June Note	July Note
	September 30	September 30	September 30
	2026	2026	2026
Expected term (years)	0.08	0.30	0.30
Risk-free interest rate	4.02%	4.20%	4.27%
Expected volatility	87.5%	87.5%	87.5%
Expected dividend yield	0.0%	0.0%	0.0%
Discount rate	32.0%	32.0%	32.0%

The fair value of the notes receivable is determined using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Because the notes are not traded in active markets and their fair value depends on significant unobservable inputs, primarily the discount rate and expected volatility, the notes receivable are classified as Level 3 assets within the fair value hierarchy established by ASC 820.

	Quoted Prices	Significant Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2026
Description
Notes Receivable:
Ferrox notes receivable	$—	$—	$8,476	$8,476
Total	$—	$—	$8,476	$8,476

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

At September 30, 2026, the fair value of each Ferrox note was estimated as the value of its debt component, discounted at a rate that reflects Ferrox’s credit risk, plus the value of its conversion feature, estimated using an option pricing model. At June 30, 2026, the Company estimated fair value using a probability-weighted expected return method that relied on the value of Ferrox stated in the business combination agreement. For September 30, 2026, the Company engaged a third-party valuation specialist and changed to the debt plus call method, which estimates Ferrox’s equity value using a discounted cash flow method, because the stated value, payable entirely in the Company’s shares, may not be representative of fair value. Subsequent to signing the Business Combination Agreement with Ferrox Critical Minerals on August 3, 2026, management believes that the valuation methodology applied to the note receivable provides a more accurate measure of fair value. The change in methodology did not result in a material variance as of June 30, 2026.

The significant unobservable inputs are the discount rate and expected volatility. The discount rate was 32.0% at September 30, 2026 and was calibrated so that the value of the most recently issued note at issuance equaled the cash paid. Because the notes have nearly identical terms, the same rate was applied to each note. Expected volatility of 87.5% is the median one-year historical volatility of guideline public companies. A higher discount rate would decrease the fair value. Changes in any of these significant unobservable inputs could result in a materially different fair value measurement in future periods.

11.  CONTINGENCIES

Legal proceedings

In the normal course of business, the Company may become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material effect on the interim condensed consolidated financial statements.

12.  STOCKHOLDERS’ EQUITY

Reverse Stock Split

On August 19, 2026, SmartKem, Inc. (the “Company”) announced that it would proceed with a 1-for-50 reverse stock split (the “Reverse Split”) of its issued and outstanding shares of common stock, par value $0.0001, following authorization by shareholders at the company’s Annual Meeting of Shareholders held June 23, 2026.

On August 20, 2026, SmartKem, Inc. (the “Company”) filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Amendment”) to effect a reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of its common stock, par value $0.0001 per share (“Common Stock”), on a 1-for-50 basis. The Certificate of Amendment became effective at 5:00 p.m. (Eastern Time) on August 20, 2026 (the “Effective Time”).

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

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Voting Rights

Holders of Series A Preferred Stock have no voting power except as required by the Delaware General Corporation Law or as set forth in the Certificate of Designations with respect to certain protective matters requiring the consent of the Required Holders.

Conversion

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into shares of Common Stock at a conversion rate determined by dividing the conversion amount by the conversion price of $29.06 per share or with alternate conversion options at 90% of the lowest VWAP during the five preceding trading days or upon a triggering event at 80% of such VWAP, with the conversion amount subject to a required premium of 125%, in each case subject to a 4.99% beneficial ownership limitation (adjustable to 9.99% upon 61 days' prior written notice) and a $0.045 conversion floor price after shareholder approval.

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

Series A Preferred Stock and Warrants

On March 30, 2026, the Company entered into a securities purchase agreement (the “Preferred Stock Purchase Agreement”) with certain institutional investors, including certain holders of convertible notes (the “March 2026 Notes”) of the Company (collectively, the "Buyers") pursuant to which the Company issued and sold to the Buyers in a private placement (the “Private Placement”) (i) 11,411.5 shares of the Company's newly designated Series A Convertible Preferred Stock, par value $0.0001 per share, with a stated value of $1,000 per share, convertible into shares of Common Stock at an initial conversion price of $29.06 per share (the “Series A Preferred Stock”) and (ii) warrants to purchase up to 490,861 shares of Common Stock at an initial exercise price of $29.06 per share, subject to adjustment (the “2026 Warrants”).

The purchase price under the Preferred Stock Purchase Agreement was satisfied in cash and by exchange of $2.6 million March 2026 Notes. The gross proceeds from the Private Placement were $4.6 million prior to deducting offering expenses payable by the Company.

On June 22, 2026, at an Additional Closing pursuant to the Preferred Stock Purchase Agreement, the Company issued and sold, and certain Buyers purchased, in a private placement: 5,000 shares of the Series A Preferred Stock and warrants to purchase up to 215,075 shares of Common Stock at an initial exercise price of $29.06 per share, subject to adjustment (the “2026 Warrants”) for aggregate proceeds of approximately $4.0 million.

On July 16, 2026, at an Additional Closing pursuant to the Preferred Stock Purchase Agreement, the Company issued and sold, and certain Buyers purchased, in a private placement: 1,250 shares of the Series A Preferred

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Stock and warrants to purchase up to 53,769 shares of Common Stock at an initial exercise price of $29.06 per share, subject to adjustment (the “2026 Warrants”) for aggregate proceeds of approximately $1.0 million.

On July 24, 2026, at an Additional Closing pursuant to the Preferred Stock Purchase Agreement, the Company issued and sold, and certain Buyers purchased, in a private placement: 2,500 shares of the Series A Preferred Stock and warrants to purchase up to 107,544 shares of Common Stock at an initial exercise price of $29.06 per share, subject to adjustment (the “2026 Warrants”) for aggregate proceeds of approximately $2.0 million.

As of September 30, 2026, there were 29,431.5 shares of Series A Preferred Stock outstanding, including the Commitment Shares (discussion further below).

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

Dividends

The Company has never paid any cash dividends to stockholders and does not anticipate paying any cash dividends to stockholders in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Market Information

The Company’s common stock trades on the Nasdaq Stock Market LLC under the symbol “SMTK”.

March 2026 Registered Direct Offering

On March 20, 2026, the Company entered into a securities purchase agreement (the “March 2026 RDO Purchase Agreement”) with certain institutional investors, pursuant to which the Company issued and sold to such investors 227,307 shares of the Company’s Common Stock at a purchase price of $11.52 per share (the “March 2026 Offering”).

The Company received gross proceeds of $2.6 million, before deducting offering expenses payable by the Company.

Equity Line of Credit

On March 30, 2026, the Company entered into a Common Stock Purchase Agreement (the "ELOC Purchase Agreement") with an equity line investor (the “Investor”), pursuant to which the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to the lesser of (a) $500,000,000 and (b) 19.99% of the Company's outstanding shares of Common Stock as of the date of the ELOC Purchase Agreement, which number of shares shall be reduced, on a share-for-share basis, by the number of shares of Common Stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the transactions contemplated by the ELOC Purchase Agreement under applicable rules of the Trading Market (as defined under the ELOC Purchase Agreement), (unless stockholder approval is obtained or applicable sales qualify as "at market" under applicable rules of The Nasdaq Stock Market LLC), from time to time during the period commencing April 8, 2026 (the effective date of the Company’s registration statement on Form S-1 registering the resale of shares issuable under the ELOC Purchase Agreement) and ending upon termination of the ELOC Purchase Agreement. Sales of Common Stock to the Investor under the ELOC Purchase Agreement, if any, will be made by the Company at its sole discretion from time to time by delivering

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

purchase notices to the Investor (each, a "VWAP Purchase"). The purchase price per share for each VWAP Purchase will be equal to 90% of the lesser of (i) the lowest sale price of the Common Stock on the applicable purchase date and (ii) the volume weighted average price of the Common Stock during the applicable purchase period.

In connection with signing the ELOC Purchase Agreement, the Company issued 10,000 shares of Series A Preferred Stock to the Investor as Commitment Shares. An expense of $11.9 million was recorded for the commitment shares issued upon signing the ELOC.

During the nine months ended September 30, 2026, the Company sold 558,335 shares of Common Stock for gross proceeds of approximately $3.2 million under the ELOC Purchase Agreement.

Common Stock Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

				Weighted-
				Average
			Weighted-	Remaining
			Average	Contractual
	Number of	Exercise Price	Exercise	Term
	Shares	per Share	Price	(Years)
Warrants outstanding at January 1, 2026	60,481	$17.50 - $3,500.00	$314.00	2.81
Issued	869,686		29.08
Exercised	(2,130)		17.50
Expired	(564)		3,500.00
Warrants outstanding at September 30, 2026	927,473	$17.50 - $437.50	$45.58	2.59

During the quarter ended September 30, 2026, 161,313 common stock warrants were issued at an exercise price of $29.06.

A summary of the Company’s pre-funded warrants to purchase common stock activity is as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Pre-funded warrants outstanding at January 1, 2026	30,650	$0.4850
Issued	20,644	0.0050
Exercised	(43,489)	0.0050
Expired	—	—
Pre-funded warrants outstanding at September 30, 2026	7,805	$1.8812

13. SHARE-BASED COMPENSATION

On February 23, 2021, the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), in which a maximum aggregate number of shares of common stock that may be issued under the 2021 Plan is 1,300 shares. Subject to the adjustment provisions of the 2021 Plan, the number of shares of the Company’s common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning with 2022 fiscal year and ending on the Company’s 2031 fiscal year in an amount equal to the least of: 1) 1,300 shares of the Company’s common stock; 2) four percent (4%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or 3) such number of shares of the Company’s common stock as the administrator may determine.

At the 2023 Annual Meeting, the Company’s stockholders approved an amendment (the “2023 Plan Amendment”) to the Company’s 2021 Plan, increasing the number of the shares of common stock reserved for issuance under the 2021 Plan from 2,500 shares to 14,862 shares. The Company’s Board of Directors had previously approved the 2023 Plan Amendment, subject to stockholder approval.

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

At the 2025 Annual Meeting, the Company’s stockholders approved an amendment (the “2025 Plan Amendment”) to the Company’s 2021 Plan, (i) increasing the number of the shares of common stock, reserved for issuance thereunder from 16,873 shares to 32,873 shares, and (ii) setting the “evergreen” share amount to 4% of the outstanding shares of common stock. The Company’s Board of Directors had previously approved the 2025 Plan Amendment, subject to stockholder approval.

At the 2026 Annual Meeting, the Company’s stockholders approved an amendment (the “2026 Plan Amendment”) to the Company’s 2021 Plan, increasing the number of the shares of common stock reserved for issuance under the 2021 Plan to 42,890 shares. The Company’s Board of Directors had previously approved the 2026 Plan Amendment, subject to stockholder approval.

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

The following table reflects share activity under the share option plans for the nine months ended September 30, 2026:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-	Aggregate
		Average	Contractual	Average	Intrinsic
	Number of	Exercise	Term	Fair Value at	Value
	Shares	Price	(Years)	Grant Date	(in thousands)
Options outstanding at January 1, 2026	32,877	$295.00	8.95	$156.00
Granted	—	—
Exercised	(102)	1.75
Forfeited	(8,981)	324.11
Expired	—	—
Options outstanding at September 30, 2026	23,794	$283.07	8.25	$136.90
Options exercisable at September 30, 2026	15,783	$358.12	8.10		$0.00

Stock-based compensation is included in the unaudited interim condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development	$—	$72	$74	$219
General and administration	173	188	566	550
Total	$173	$260	$640	$769

Total compensation cost related to non-vested stock option awards not yet recognized as of September 30, 2026 was $0.7 million and will be recognized on a straight-line basis through the end of the vesting periods in September 2028. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

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

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following potentially dilutive securities were excluded from the computation of earnings per share as of September 30, 2026 and 2025 because their effects would be anti-dilutive:

	September 30,
	2026	2025
Common stock warrants	928,312	89,007
Assumed conversion of preferred stock	9,876,359	—
Stock options	23,794	32,863
Total	10,828,465	121,870

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development	$8	$49	$42	$107
General and administration	28	15	70	53
Total	$36	$64	$112	$160

16. SEGMENT REPORTING

We manage our business activities on a consolidated basis and operate as a single operating segment: Semiconductor materials. Until the deconsolidation of SmartKem Limited, our other income was mostly generated from R&D grants and R&D tax credits. The accounting policies of the semiconductor materials are the same as those described in Note 2 – Summary of Significant Accounting Policies.

Our CODM is our Chief Executive Officer and President, Ian Jenks. The CODM uses net loss, as reported on our Consolidated Statements of Comprehensive Income, in evaluating performance of the Semiconductor materials segment and determining how to allocate resources of the Company as a whole and making decisions on prospective joint development and collaboration agreements. The CODM does not review assets in evaluating the results of the Semiconductor materials segment, and therefore, such information is not presented.

The following table provides the net losses of the Semiconductor materials segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$4	$81	$24	$136
Cost of revenue	1	5	5	34
Gross profit	3	76	19	102
Other operating income	-	181	34	711
Operating expenses
Research and development	181	2,056	1,797	5,979
General and administrative	1,737	1,331	4,179	5,700
(Gain) / loss on foreign currency transactions	7	59	(29)	(167)
Total operating expenses	1,925	3,446	5,947	11,512
Loss from operations	(1,922)	(3,189)	(5,894)	(10,699)
Total non-operating (expense) / income	403	(731)	(18,250)	2,221
Loss before income taxes	(1,519)	(3,920)	(24,144)	(8,478)
Income tax refund	—	—	(1)	24
Net loss	$(1,519)	$(3,920)	$(24,145)	$(8,454)

SMARTKEM, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

17. SUBSEQUENT EVENTS

Amendment of Ferrox Convertible Promissory Notes

On October 30, 2026, the Company and Ferrox entered into an Omnibus Amendment No. 1 to Convertible Promissory Notes, pursuant to which the maturity dates of the convertible promissory notes issued by Ferrox to, or otherwise acquired by, the Company were each extended to June 30, 2027. Prior to the amendment, the notes matured on October 30, 2026, December 31, 2026 and January 31, 2027, respectively. Except as expressly amended, the notes remain unmodified and in full force and effect. No fee was paid, and no event of default had occurred.

Equity Line of Credit

Since September 30, 2026, the Company has issued 418,063 shares of its Common Stock pursuant to the ELOC Purchase Agreement for gross proceeds of approximately $0.4 million.

Preferred Stock Conversions

Since September 30, 2026, the Company has issued 3,143,758 shares of its Common Stock for the conversion of 1,132 shares of Series A Preferred Stock.

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

Company Overview

We develop and manufacture custom electronic materials designed to enable the next generation of electronics. Our TRUFLEX® materials integrate into existing manufacturing processes, supporting efficient, scalable production and high-performance outcomes across a broad range of applications. We combine materials science expertise with practical engineering to deliver tailored solutions for partners seeking to innovate in electronics.

On June 12, 2026, SmartKem Limited, then a subsidiary of SmartKem, Inc., entered creditors’ voluntary liquidation and was deconsolidated following the appointment of an administrator. As a result, SmartKem Limited's assets, liabilities, operations, and results are no longer included in the Company's consolidated financial statements beginning June 12, 2026.

Upon liquidation and deconsolidation, the development and manufacturing of our custom electronic materials was taken over by SmartKem, Inc. The design and development of our materials continue to take place at our research and development facility in Manchester, UK by personnel formerly employed by SmartKem Limited. We operate with an international footprint, providing materials development, prototyping and technical support to customers and collaborators globally. Our advanced TRUFLEX® materials integrate into existing manufacturing processes, supporting efficient, scalable production and high-performance outcomes across a broad range of electronic applications. We combine materials science expertise with practical engineering to deliver tailored solutions for partners seeking to innovate in electronics.

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

In the third quarter of 2026, SmartKem entered into a definitive business combination agreement with Ferrox Critical Minerals, a critical minerals developer whose principal asset is the Tivani Project in Limpopo Province, South Africa. Following the merger, the combined company intends to develop the Tivani Project and supply critical minerals to the global market, and to evaluate opportunities to use those minerals in its electronic materials business.

Results of Operations for the three and nine months ended September 30, 2026

Three months ended September 30, 2026 compared with three months ended September 30, 2025

Revenue and Cost of revenue

We had $4 thousand of revenue and $1 thousand cost of revenue in the three months ended September 30, 2026, compared to $81 thousand of revenue and $5 thousand of cost of revenue for the same period of 2025. Both revenue and related cost of revenue are a result of sales of TRUFLEX® materials for customer assessment and development purposes.

Other operating income

We had no other operating income for the three months ended September 30, 2026, compared to $181 thousand in the same period of 2025. The primary source of other operating income was related to multiple research grants from Innovate UK and research and development tax credits, both of which were held by SmartKem Limited and are no longer available to the Company.

Operating expenses

Operating expenses were $1.9 million for the three months ended September 30, 2026, compared to $3.4 million for the three months ended September 30, 2025, a decrease of $1.5 million, or 44.1%.

Research and development expenses are incurred for the development and process validation for TRUFLEX® inks to make OTFT circuits and OTFT based display concepts integrating novel display technology, and to provide dielectric solutions for packaging applications. The expenses consist primarily of payroll, technical facilities overheads, and development consumables costs. Research and development expenses were $0.2 million for the three months ended September 30, 2026, compared to $2.1 million for the same period of 2025, a decrease of $1.9 million, or 91.2%. This decrease primarily resulted from the termination of the CPI agreement as of December 2025, less legal costs due to the transfer of the intellectual property and patents and lower personnel costs due to the deconsolidation of SmartKem Limited in June 2026. The research and development expenses represent 9.4% and 59.7% of the total operating expenses for the three months ended September 30, 2026 and 2025, respectively.

General and administrative expenses consist primarily of payroll and professional services such as investor relations, accounting and legal services. General and administrative expenses were $1.7 million for the three months ended September 30, 2026, compared to $1.3 million for the same period of 2025, an increase of $0.4 million, or 30.5%. These expenses represent 90.2% and 38.6% of our total operating expenses for the three months ended September 30, 2026 and 2025, respectively. The increase is mainly due to the payout of retention bonuses.

Non-Operating income/(expense)

Non-operating income was $0.4 million for the three months ended September 30, 2026, compared to non-operating expense of $0.7 million for the same period in 2025, for an increase in non-operating income of $1.1 million. We recorded $0.4 million of origination fees on the July note. An additional increase of $0.7 million is primarily due the change in the losses on foreign currency related to the revaluation of the intercompany loans and related interest with SmartKem Limited.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

Revenue and Cost of revenue

We had $24 thousand of revenue and $5 thousand of cost of revenue in the nine months ended September 30, 2026, compared to $136 thousand of revenue and $34 thousand of cost of revenue for the same period of 2025. Both revenue and related cost of revenue are a result of sales of TRUFLEX® materials for customer assessment and development purposes.

Other operating income

We had $34 thousand of other operating income for the nine months ended September 30, 2026, compared to $711 thousand in the same period of 2025. The primary source of other operating income is related to multiple research grants from Innovate UK and research and development tax credits, both of which were held by SmartKem Limited and are no longer available to the Company.

Operating expenses

Operating expenses were $5.9 million for the nine months ended September 30, 2026, compared to $11.5 million for the nine months ended September 30, 2025, a decrease of $5.6 million, or 48.3%.

Research and development expenses are incurred for the development and process validation for TRUFLEX® inks to make OTFT circuits and OTFT based display concepts integrating novel display technology, and to provide dielectric solutions for packaging applications. The expenses consist primarily of payroll, technical facilities overheads, and development consumables costs. Research and development expenses were $1.8 million for the nine months ended September 30, 2026, compared to $6.0 million for the same period of 2025, a decrease of $4.2 million, or 69.9%. This decrease primarily resulted from the termination of the CPI agreement as of December 2025 and less legal costs due to the transfer of the intellectual property and patents and the deconsolidation of SmartKem Limited in June 2026. The research and development expenses represent 30.2% and 51.9% of the total operating expenses for the nine months ended September 30, 2026 and 2025, respectively.

General and administrative expenses consist primarily of payroll and professional services such as accounting and legal services. General and administrative expenses were $4.2 million for the nine months ended September 30, 2026, compared to $5.7 million for the same period of 2025, a decrease of $1.5 million, or 26.7%. These expenses represent 70.3% and 49.5% of our total operating expenses for the nine months ended September 30, 2026 and 2025, respectively. This decrease primarily resulted from a decrease in professional service fees principally related to corporate consulting agreements, the Delaware franchise taxes and travel related expenses.

Non-Operating income/(expense)

Non-operating expense was $18.2 million for the nine months ended September 30, 2026, compared to non-operating income of $2.2 million for the same period in 2025, for an increase in non-operating expense of $20.4 million. The company recorded a loss of $45.6 million for the write-off of bad debts and a gain of $43.3 million for the investment of SmartKem Limited due to the deconsolidation of the subsidiary. A decrease of $2.6 million is primarily due to a loss on foreign currency related to the revaluation of the intercompany loans and related interest. We recorded costs of $11.9 million related to the execution of an equity line of credit (ELOC). In addition, we recorded a loss of $3.8 million related to the extinguishment of debt.

Liquidity and Capital Resources

As of September 30, 2026, our cash and cash equivalents were $4.3 million compared with $0.4 million as of December 31, 2025. We believe our cash balance at September 30, 2026 will not be sufficient to fund our operating expenses for the 12 months from the issuance of these financial statements and that we will require additional capital funding to continue our operations and research development activity. In the event that we are unable to raise additional capital in the near term, we may have to curtail our operations or seek protection under applicable bankruptcy or insolvency laws.

Our expected cash payments over the next twelve months include $0.6 million to satisfy accounts payable and accrued expenses.

Beyond our near term need for capital, our future viability is dependent on our ability to raise additional capital to fund our operations. We will need to obtain additional funds to satisfy our operational needs and to fund our sales and marketing efforts, research and development expenditures, and business development activities. Until such time, if ever, as we can generate sufficient cash through revenue, management’s plans are to finance our working capital requirements through a combination of equity offerings, including the issuance of Common

Stock pursuant to the ELOC Purchase Agreement (as discussed in Note 12), debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution. If we borrow money, the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations. If we enter into a collaboration, strategic alliance or other similar arrangement, we may be forced to give up valuable rights. There can be no assurance however that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services.

Cash Flow

Net cash used in operating activities was $5.8 million for the nine months ended September 30, 2026, compared to $6.3 million for the nine months ended September 30, 2025, a decrease of $0.5 million. The change resulted primarily from a decrease in accounts payable.

Net cash used in investing activities were $8.8 million for the nine months ended September 30, 2026, compared to $0.1 million during the same period in 2025. The increase of $8.7 million is mainly due to $8.0 million related to payments for multiple bridge loans to Ferrox Critical Minerals less principal repayments received. The remaining $0.9 million was related to the deconsolidation of a subsidiary.

Net cash received from financing activities was $17.6 million for the nine months ended September 30, 2026, compared to no cash flow financing activities during the same period in 2025. We received net proceeds of $19.2 million from various financing activities related to the sale of the Company’s common stock, preferred stock and warrants. We used $1.1 million to pay-off notes payable and $0.3 million for the settlement to release claims related to the notes.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Critical accounting estimates include the determination of the fair value of notes receivable, derivative liabilities and intellectual property.

The fair value of notes receivable and derivative liabilities, including embedded conversion features, warrant liabilities, contingent settlement provisions, and other complex financial instruments, may require the use of valuation models such as Monte Carlo simulations, lattice models, or modified Black-Scholes methodologies. These valuation models incorporate significant unobservable inputs, including expected volatility, risk-free interest rates, expected term, probability-weighted financing or liquidity events, market yield assumptions, and the likelihood and timing of contractual settlement or conversion events. Changes in these assumptions could result in material adjustments to the recorded fair value of notes receivable and derivative liabilities and related gains or losses recognized in the condensed consolidated statements of operations.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 because of the material weaknesses in internal control over financial reporting described below.

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

Remediation

Due to fiscal constraints during the year ended December 31, 2025 the Company was not able to fund an independent assessment of our internal control environment. With the financing activities discussed in Note 12, we have been able to reinstitute the independent evaluation of our internal control environment. The evaluation will be ongoing throughout 2026.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Business Combination

Neither SmartKem nor Ferrox can be sure if or when the Business Combination will be completed.

The consummation of the Business Combination is subject to the satisfaction or waiver of various conditions. Neither SmartKem nor Ferrox can guarantee that the closing conditions set forth in the Business Combination Agreement will be satisfied. If SmartKem is unable to satisfy the closing conditions in Ferrox’s favor or if other mutual closing conditions are not satisfied, Ferrox will not be obligated to complete the Business Combination. Under certain circumstances, SmartKem would be required to pay Ferrox a termination fee equal to $3.0 million.

If the Business Combination is not completed, the SmartKem Board, in discharging its fiduciary obligations to SmartKem stockholders, will evaluate other strategic alternatives or financing options that may be available, which alternatives may not be as favorable to SmartKem stockholders as the Business Combination. Any future sale or business combination, financing or other transaction may be subject to further stockholder approval. SmartKem may also be unable to find, evaluate or complete other strategic alternatives, which may have a material adverse effect on SmartKem’s business.

SmartKem’s and Ferrox’s efforts to complete the Business Combination could cause substantial disruptions in, and create uncertainty surrounding, their respective businesses, which may materially adversely affect their results of operations and businesses. Uncertainty as to whether the Business Combination will be completed may affect SmartKem’s and Ferrox’s ability to retain and motivate existing employees. A substantial amount of SmartKem’s and Ferrox’s management’s and employees’ attention is being directed toward the completion of the Business Combination and thus is being diverted from their respective day-to-day operations. Uncertainty as to SmartKem’s and Ferrox’s future could adversely affect their relationship with customers, collaborators, suppliers, vendors, regulators and other business partners. For example, customers, vendors, collaborators and other counterparties may defer decisions concerning working with SmartKem or Ferrox, or seek to change existing business relationships with SmartKem or Ferrox. Changes to, or termination of, existing business relationships could adversely affect SmartKem’s results of operations and financial condition, as well as the market price of SmartKem common stock. The adverse effects of the pendency of the Business Combination could be exacerbated by any delays in completion of the Business Combination or termination of the Business Combination Agreement.

Until the Business Combination is completed, the Business Combination Agreement restricts Ferrox and SmartKem from taking specified actions without the consent of the other party and requires them to operate in the ordinary course of business consistent with past practice. These restrictions may prevent Ferrox and SmartKem from making appropriate changes to their respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Business Combination.

The closing of the Business Combination is subject, among other approvals, to approval by the SmartKem Stockholders and by the Ferrox Holders. Failure to obtain these approvals would prevent the closing of the Business Combination.

The closing of the Business Combination is subject to certain approvals by the SmartKem Stockholders and by the Ferrox Holders. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Business Combination. Any delay in completing the Business Combination may materially adversely affect the timing and benefits that are expected to be achieved from the Business Combination.

The Business Combination may be completed even though certain events occur prior to the Closing that materially and adversely affect SmartKem or Ferrox

The Business Combination Agreement provides that either SmartKem or Ferrox can refuse to complete the Business Combination if there is a material adverse effect on the other party occurring between the date of the Business Combination Agreement and the closing. However, certain events may occur that do not permit either party to refuse to complete the Business Combination, even if such events could be said to have a material adverse effect on SmartKem or Ferrox, including, but not limited to:

●	any changes in conditions generally affecting United States or global economic, business or regulatory conditions, including changes in United States or global securities, credit, financial, debt or other capital markets;
●	general changes in national or international political conditions (including the imposition of or changes in international tariffs, sanctions, trade policies or disputes or any “trade war” and any cessation, outbreak or escalation of hostilities, any acts of war or terrorism or any other national or international calamity, crisis or emergency);
●	acts of God, natural disasters, calamities, disease outbreaks or pandemics;
●	any failure, in and of itself, by Ferrox or any of its subsidiaries to meet any internal or published projections, forecasts, estimates or predictions in respect of revenues, earnings or other financial or operating metrics for any period;
●	any changes after the date of the Business Combination Agreement not announced prior to the date of the Business Combination Agreement in any applicable law or GAAP, including, in each case, the authoritative interpretation or enforcement thereof; or
●	any action or omission taken by Ferrox pursuant to the prior written request of SmartKem, subject to certain exceptions set forth in the Business Combination Agreement.

The market price of the Post-Closing Company’s common stock following the Business Combination may decline as a result of the Business Combination.

The market price of the Post-Closing Company’s common stock may decline as a result of the Business Combination for a number of reasons, including if:

●	investors react negatively to the prospects of the Post-Closing Company’s business and financial condition following the Business Combination;
●	the effect of the Business Combination on the Post-Closing Company’s business and prospects is not consistent with the expectations of financial or industry analysts; and/or
●	the Post-Closing Company does not achieve the perceived benefits of the Business Combination as rapidly or to the extent anticipated by financial or industry analysts.

SmartKem stockholders may not realize a benefit from the Business Combination commensurate with the ownership dilution they will experience in connection with or following the Business Combination.

If the Post-Closing Company is unable to realize the strategic and financial benefits currently anticipated from the Business Combination, SmartKem stockholders will have experienced substantial dilution of their ownership interests in SmartKem without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent the Post-Closing Company is able to realize only part of the expected strategic and financial benefits currently anticipated from the Business Combination.

During the pendency of the Business Combination, SmartKem may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Business Combination Agreement, which could adversely affect SmartKem’s business.

Covenants in the Business Combination Agreement impede the ability of SmartKem to enter into material transactions that are not in the ordinary course of business pending completion of the Business Combination. As a result, if the Business Combination is not completed, SmartKem may be at a disadvantage to its competitors during such period. In addition, while the Business Combination Agreement is in effect, SmartKem is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a Business Combination, sale of assets, or other business combination with any third party, subject to certain exceptions relating to fiduciary duties. Any such transactions that are impeded or prohibited pursuant to these covenants could be favorable to SmartKem stockholders if consummated.

Certain provisions of the Business Combination Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Business Combination Agreement.

The Business Combination Agreement contains “no-shop” restrictions on SmartKem’s ability to solicit, initiate, endorse, knowingly encourage or facilitate third-party proposals relating to alternative transactions or to provide information to, or engage in discussions with, a third party in relation to an alternative transaction, subject to certain exceptions to permit the SmartKem Board to comply with its fiduciary duties. Before the SmartKem Board may change its recommendation to stockholders to adopt the Business Combination or terminate the Business Combination Agreement to accept a SMTK Superior Proposal (as defined in the Business Combination Agreement), SmartKem must, among other things, provide Ferrox with notice and matching rights. Upon the termination of the Business Combination Agreement, including in connection with a SMTK Superior Proposal, SmartKem may be required to pay a termination fee.

These provisions could discourage a potential third-party acquirer from considering or proposing an acquisition transaction, even if it were prepared to pay a higher price than what would be received in the Business Combination. These provisions might also result in a potential third-party acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable.

If the Business Combination Agreement is terminated and SmartKem determines to seek another business combination, SmartKem may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Business Combination Agreement.

We expect to incur significant transaction costs in connection with the Business Combination.

We expect to incur a number of non-recurring costs associated with completing the Business Combination. These fees and costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Business Combination is completed. A substantial majority of our non-recurring expenses will consist of transaction costs related to the Business Combination and include, among others, fees paid to financial, legal, accounting and other advisors. We will continue to assess the magnitude of these costs, and we may incur additional unanticipated costs. The costs described above and any unanticipated costs and expenses, many of which will be borne by us even if the Business Combination is not completed, could have an adverse effect on our financial condition and operating results.

Litigation relating to the Business Combination could require SmartKem or Ferrox to incur significant costs and suffer management distraction and could delay or enjoin the Business Combination.

SmartKem or Ferrox could be subject to demands or litigation related to the Business Combination, whether or not the Business Combination is consummated. Such actions may create uncertainty relating to the Business Combination, or delay or enjoin the Business Combination, and responding to such demands could divert management time and resources. In addition, such demands or litigation could lead to a dissolution or bankruptcy of SmartKem if the costs associated with such demands or litigation are significant enough.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information regarding the Company’s July 16 and July 24, 2026 issuances of Series A Convertible Preferred Stock and accompanying warrants in unregistered private placements was previously reported under Item 3.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2026 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 21, 2026)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 3, 2025)

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 30, 2026)

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 6, 2026)

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K filed on April 22, 2026)

4.5†

Convertible Promissory Note, dated March 12, 2026, issued by Ferrox Critical Minerals Ltd. and acquired by the Company pursuant to a Note Purchase and Assignment Agreement, dated June 9, 2026 (filed herewith).

4.6	Convertible Promissory Note, dated April 23, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2026)

4.7	Convertible Promissory Note, dated June 22, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 26, 2026)

4.8	Convertible Promissory Note, dated July 27, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 27, 2026)

10.1#

Amendment No. 1 to Employment Agreement, dated September 3, 2025, by and between SmartKem, Inc. and Ian Jenks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2025)

10.2	Amendment Agreement, dated October 13, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2025)

10.3	Securities Purchase Agreement, dated January 30, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2026)

10.4	Debt Conversion Agreement, dated February 5, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2026)

10.5	Securities Purchase Agreement, dated March 20, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2026)

10.6	Securities Purchase Agreement, dated March 30, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2026)

10.7	Registration Rights Agreement, dated March 30, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2026)

10.8	Common Stock Purchase Agreement, dated March 27, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2026)

10.9	Registration Rights Agreement, dated March 27, 2026 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 31, 2026)

10.10	Omnibus Amendment No. 1 to Convertible Promissory Notes, dated October 30, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2026).

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: November 13, 2026

SMARTKEM, INC.

By:	/s/ Ian Jenks
Name:	Ian Jenks
Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ Barbra C. Keck
Name:	Barbra C. Keck
Title:	Chief Financial Officer
(Principal Financial Officer)